Form 10-K
period 2025-12-28
SMITHFIELD FOODS INC
filed 2026-03-24
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes‐Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive‐based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D‐1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 27, 2025 the last business day of the registrant’s most recently completed second fiscal quarter was $585,552,517.92.
As of March 23, 2026, the registrant had 393,477,263 shares of common stock, no par value, outstanding.
Documents Incorporated by Reference: Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held June 2, 2026 are incorporated by reference into Part III, Items 10-14. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PART I
ITEM 1. BUSINESS
Our Company
Headquartered in Smithfield, Virginia, since 1936, Smithfield Foods, Inc., together with its subsidiaries (“Smithfield,” “the Company,” “we,” “us” or “our”), produces a wide variety of packaged meats and fresh pork products primarily in the United States (“U.S.”). Smithfield is an American food company that employs approximately 32,000 people in the U.S. and 2,500 people in Mexico. Smithfield’s portfolio includes high-quality iconic brands, such as Smithfield®, Eckrich® and Nathan’s Famous®, among many others. Smithfield is a majority owned subsidiary of Hong Kong-based WH Group Limited (“WH Group”).
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
Fresh Pork Segment
The Fresh Pork segment consists of our U.S. operations that process live hogs into a wide variety of primal, sub-primal and offal products, such as bellies, butts, hams, loins, picnics and ribs. In fiscal year 2025, the Fresh Pork segment sourced approximately 40% of its raw materials from our Hog Production segment and the remainder from farmers with whom we partner across the U.S. Approximately one-third of our fresh pork products, including the majority of hams, bellies and trimmings, is transferred to our Packaged Meats segment. Externally, we sell our fresh pork products to domestic retail, foodservice and industrial customers, as well as to export markets, including, among others, China, Mexico, Japan, South Korea and Canada.
Hog Production Segment
The Hog Production segment consists of our hog production operations in the U.S., which produce and raise our hogs on numerous company-owned farms and farms that are owned and operated by contract farmers. Nearly all of the hogs produced by this segment are processed by our Fresh Pork segment. The Hog Production segment also sells livestock feed and grains and provides transportation and other ancillary services to external customers.

Other Segments
Mexico. In Mexico, we own a 66% interest in Granjas Carroll de Mexico, S. de R.L. de C.V. (commonly known as “Altosano”), which raises hogs and produces fresh pork products that are sold primarily to customers in Mexico.
Bioscience. Our Bioscience operations use raw materials from hogs that we process to manufacture heparin products, including an active pharmaceutical ingredient that mitigates the risk of blood clots. These intermediate products are sold to the healthcare industry for use in pharmaceutical drugs and medical devices.
Recent Developments
Sioux Falls Plant Construction
On February 16, 2026, we announced that we had initiated the approval process to construct a new state-of-the-art combined fresh pork and packaged meats processing facility in Sioux Falls, South Dakota. The proposed facility would replace our existing 117-year-old plant currently located in Sioux Falls, South Dakota. Our preliminary estimate of the proposed investment is up to $1.3 billion over the next three years. This investment is contingent on approval by the Company’s board of directors as well as permitting and other regulatory approvals. If approved, construction is anticipated to begin in the first half of 2027 with production estimated to commence by the end of 2028. Additionally, if the project moves forward, we plan to accelerate depreciation and may incur other incremental costs related to closing the existing plant, which are currently under evaluation.
Nathan’s Acquisition
On January 20, 2026, we entered into an agreement to acquire all of the issued and outstanding shares of Nathan’s Famous Inc. (“Nathan’s”) for $102.00 per share in cash. The acquisition is expected to be funded using cash on hand. Since March 2014, we have held an exclusive license to manufacture, distribute, market and sell “Nathan’s Famous” branded hot dogs, sausages, corned beef and certain other ancillary products through retail outlets in the U.S. and Canada and Sam’s Clubs in Mexico. The license is scheduled to expire in March 2032. The closing of the transaction is expected to occur in the first half of 2026, subject to satisfaction of certain conditions set forth in the merger agreement, including obtaining approval by the holders of a majority of the outstanding Nathan’s common stock, approval from the Committee on Foreign Investment in the United States (“CFIUS”) and other customary closing conditions.
Initial Public Offering
On January 29, 2025, we completed our initial public offering (“IPO”) of 26,086,958 shares of common stock, representing 7% of the total outstanding shares, at a price of $20.00 per share. We issued 13,043,479 shares of common stock bringing the total number of outstanding shares to 393,112,711. The remaining 13,043,479 shares of common stock were sold by WH Group, through its indirect wholly owned subsidiary SFDS UK Holdings Limited (“SFDS UK”), our only shareholder at the time. WH Group granted the underwriters a 30-day option to purchase up to 3,913,042 additional shares of our common stock. On February 20, 2025, the underwriters partially exercised such option and purchased 2,506,936 additional shares of common stock from WH Group. We received net proceeds from the IPO of $236 million after deducting underwriting discounts, commissions and fees. Our common stock is listed on the Nasdaq Global Select Market under the ticker “SFD.”
Secondary Offering
On September 8, 2025, WH Group, through its indirect wholly owned subsidiary SFDS UK, sold another 22,461,452 shares of our common stock in a secondary offering. The sale did not affect the number of shares outstanding, nor did we receive any proceeds from the sale of stock by WH Group. Following this offering, WH Group owns approximately 87% of our shares of common stock.
Hog Production Reform
We have taken a number of actions over the last couple of years to restructure and optimize the size of our hog production operations, including ceasing certain farm operations, terminating certain agreements with underperforming contract farmers and reducing the size of our hog production business (“Hog Production Reform”). More recently, our efforts have included the following strategic actions:
•In the fourth quarter of fiscal year 2024, we became a member of a North Carolina-based company, Murphy Family Farms LLC (“Murphy Family Farms”), by contributing $3 million in cash in exchange for a 25% minority interest. We additionally sold approximately 150,000 sows and related inventories located on Company-owned and contract farms in North Carolina to Murphy Family Farms. Subsequent to the end of fiscal year 2024, on December 30, 2024, we sold the commercial hog inventories associated with such sows to Murphy Family Farms. Murphy Family Farms is now a hog supplier to us and supplies approximately 3.2 million hogs annually. We supply animal feed and other supplies and provide certain support services to Murphy Family Farms.
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
Drive Growth of Packaged Meats
Our Packaged Meats segment is core to our growth strategy and has been a major driver in transforming our business since 2014. We have methodically shifted our business mix to focus on this higher-margin segment over time. The segment contributed 56% of our sales and 85% of our overall operating profit in fiscal year 2025.
Our Packaged Meats segment is meeting consumers’ demand for protein with convenience, flavor and value, through our strong brand portfolio and private label offerings. We plan to grow our Packaged Meats segment through several strategic initiatives centered on three levers: mix improvement, volume growth and innovation.
We are continuing to shift our portfolio toward a higher mix of value-added and premium products. This includes converting one-time seasonal commodity bone-in ham purchase occasions to increased unit sales of everyday, convenient products such as quarter-weight hams and Prime Fresh sliced lunch meat.
Our plan to increase volume is enhanced by our longstanding position as a trusted partner to leading retailers and foodservice providers, and our strategy to offer a diversified portfolio of high-quality products that meet consumers’ needs across all price points.
Innovation is also a key driver of profitable volume. We will continue to invest in product, packaging and operational innovations to drive growth, enhance our profitability and expand our total addressable market. We are focused on strengthening relationships with customers and consumers by being first-to-market with new products and solutions that deliver new flavors, convenient and easily prepared offerings, and value-added offerings.
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
We seek to enhance the profitability of our Fresh Pork segment by maximizing the value of each hog across channels, with a particular focus on growing U.S retail sales by introducing new value-added case-ready and marinated items, and by expanding adjacent channel opportunities such as pharmaceuticals and pet food treats. We are also focused on maximizing the best sales opportunity across more than 30 export markets around the world.
Achieve Best-In-Class Hog Production Operations
We continue to optimize the size of our company-owned hog production operations and procure a greater mix of hogs from independent suppliers with market-based supply agreements. On our retained farms, we are focused on achieving a best-in-class cost structure through genetic transformation, herd health improvements and procurement and nutrition savings. We are deploying innovative approaches to animal nutrition that are increasing feed conversion and lowering our cost basis. In addition, by-products that were once considered waste are now used to create renewable natural gas through our biogas joint ventures and lifesaving pharmaceuticals through our bioscience business.
Optimize Our Operations and Supply Chain to Decrease Our Cost Basis
As part of our culture of continuous improvement, we have implemented many initiatives over the past several years to reduce costs and realize operational efficiencies. These initiatives have enabled us to offset inflation and enhance margins across our entire business.
This includes advancing technology and automation and strategically redeploying labor. We employ automation in our plants to redeploy labor to higher value tasks, improve yields and drive efficiency by reducing complexity. This lowers our cost basis and helps offset inflationary pressures.
In our logistics and distribution network, we have reduced transportation and warehousing costs through transportation efficiencies, maximizing utilization of our storage and trucking assets, improving supply and demand planning and optimizing inventory levels. These actions increase profitability and improve customer service levels, which we believe is essential to being a supplier of choice.
We remain committed to optimizing our operations and supply chain.
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
Global demand for pork and pork products supports strong U.S. pork exports. According to the U.S. Department of Agriculture (“USDA”), the U.S. share of the global pork export market increased to 30% in 2025 from 2% in 1990. In 2024, the U.S. surpassed the European Union to become the world’s largest pork exporter. According to the USDA, total U.S. pork product export volume was 3.5 million tons in 2025.
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
•industrial customers who use our products as raw materials in their finished goods production, including prepared meals, by-products for pharmaceutical production and pet food treats and ingredients; and
•export sales to international retailers and wholesale distributors, primarily in North American, Asian, Latin American and other emerging markets.
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
Customers
In fiscal year 2025, we sold our products to approximately 4,300 customers. Walmart Inc., including its subsidiary Sam’s West, Inc. (collectively “Walmart”), is a customer of our Packaged Meats and Fresh Pork segments and accounted for approximately 15%, 16% and 15% of our consolidated sales in fiscal years 2025, 2024 and 2023, respectively. Walmart has been our customer for multiple decades. No other customer accounted for 10% or more of our consolidated sales during fiscal years 2025, 2024 and 2023. Cumulatively, our top ten customers accounted for 42%, 39% and 39% of our consolidated sales in fiscal years 2025, 2024 and 2023.
Manufacturing Facilities
We manufacture packaged meats, fresh pork and value-added items at 38 processing plants across 18 different states:
•Packaged meats. We produce packaged meats products across 30 processing plants in 17 states.
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
We continue to optimize our operations by reconfiguring our manufacturing footprint, closing high-cost operating lines and creating greater agility across our facilities. Our facilities utilize modern, highly automated equipment to process and package our packaged meats and fresh pork products, aiding us in redeploying our team members to higher-value tasks. We believe that these expenditures have enhanced product quality, improved customer satisfaction and increased sales potential. Our economies of scale and network afford us significant supply chain transparency and substantial availability of high-quality raw material supply to our growing Packaged Meats segment. Our portfolio of production facilities requires routine capital investment for repairs and maintenance. We believe that annual total capital expenditures in the near term are likely to be in the range of $350 million to $450 million inclusive of both repairs and maintenance and profit improvement projects. Capital expenditures could be more in certain years to ensure continuity of production in our older assets.
Our facilities are also designed to promote regulatory compliance and worker safety, as well as reduced waste and emissions, while seeking to comply with applicable environmental standards.

Our Mexico operations produce 1.8 million hogs annually at 134 company-owned farms and processes 1.4 million hogs at one manufacturing plant. Our Bioscience manufacturing location in Ohio processes raw materials from hogs that we process to manufacture heparin products, including Heparin Sodium, an active pharmaceutical ingredient, which mitigates the risk of blood clots.
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
Raw Materials
Feed for Internally Sourced Hogs
The primary raw materials for hog production are corn, soybean meal and wheat. Hogs consume grain during the grow-out period from wean to finish, which takes six months on average. Feed costs account for approximately 60% of our Hog Production raising cost. We have 49 locations used for feed production and feed storage in the U.S., which are located near our farms, where we convert purchased grain into feed for our animals.
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
Raw Materials for Fresh Pork Segment
Internally Sourced Hogs
In fiscal year 2025, we sourced approximately 40% of the hogs processed in our Fresh Pork segment’s facilities from our Hog Production segment. Our Hog Production segment consists of more than 240 company-owned farms and more than 1,300 contract farms in the U.S. that raise our hogs for processing. Contract farmers provide the initial facility investment, labor and front-line management through a pre-determined economic and commercial arrangement, and we provide the animals and the feed.
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
Externally Sourced Hogs
We procure hogs that we process in our Fresh Pork segment through multi-year, market-based supply agreements with independent suppliers, which provide us with a stable supply of high-quality hogs at market-indexed prices. A portion of our external hog supply is sourced from joint‑venture partners in which we hold minority interests, and which operate under long‑term supply arrangements. These joint ventures, along with our other independent suppliers, contribute to a diversified and reliable supply base. While certain suppliers provide meaningful volumes, we believe our long‑term supply arrangements and access to alternative sources reduce the risk of significant disruption.
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
The protein industry is highly competitive. Competing large, multi-brand consumer packaged food companies include Tyson Foods, Hormel Foods, Kraft Heinz, Pilgrims Pride, Maple Leaf Foods, Premium Brands and Conagra. These competitors are scaled, multinational corporations with substantial financial, marketing, research and development (“R&D”) and other resources. Private, category-focused companies that we compete with include Boar’s Head and Johnsonville. These private competitors may be more innovative and able to bring new products to market faster and more quickly exploit and serve niche markets or new or burgeoning consumer preferences. Pork processing companies with which we compete include Tyson Foods, Triumph Foods, JBS USA, Prestage Farms and Seaboard. Although pork is relatively inexpensive in comparison to other protein sources, we also compete indirectly with the producers of chicken, beef, seafood and meat alternatives since changes in the relative prices of these proteins may alter consumer buying patterns. Additionally, we face competition for export sales from both domestic and international suppliers.
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
Research and Development
We conduct R&D activities to develop new and improved products for our customers, incorporate innovative ingredients, develop advanced pork processing equipment and methods and enhance the survival, health, growth and well-being of our animals.
Our in-house food science R&D team consists of approximately 35 professionals focused on developing new and improved products and enhancing plant productivity. In 2011, we opened Smithfield’s Innovation Center near our headquarters in Smithfield, Virginia. This technologically advanced facility is dedicated to developing new products, enhancing food safety and quality, exploring consumer insights and preferences and evaluating both our products and those of our competitors.
Our animal scientists conduct research at farms across the country to improve the performance and well-being of our animals. In addition, we conduct genetic and genomic research to advance the proprietary genetics of our animals and foster specific traits that improve their overall performance.
Human Capital
As of December 28, 2025, we employed approximately 32,000 individuals in the U.S. and approximately 2,500 in Mexico. Approximately 44% of our employees are covered by collective bargaining agreements or are members of labor unions. Our corporate culture emphasizes responsibility, operational excellence and innovation at all levels, and consequently encourages input, initiative and new ideas. To attract and retain employees committed to these values, we recognize the importance of training and development, competitive compensation, and an uncompromising commitment to safety. The following highlights key aspects of our human capital management approach:
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
•We emphasize our team members’ professional development. We offer instructor-led training programs to promote and support the development of the next generation of leaders. All team members have access to a digital learning platform, offering hundreds of courses with topics ranging from food safety to leadership development. We also extend educational opportunities to team members’ dependents: in 2025, the Smithfield Scholarship Program awarded $576,000 in college scholarships to more than 100 students at 11 schools across seven states.
•We want our team members to be proud of their part in supporting the places where we work and live. We provide opportunities for our employees to participate in events and volunteer activities that fight hunger, further education, support our hometown heroes and advance the vitality of our local communities through our Matching Gifts Program, empowering employees to support causes they care about.
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
We have implemented our Smithfield Injury Prevention System (“SIPS”), a comprehensive management system that outlines our safety and health policy requirements and includes rigorous validation of the management process. This approach reflects our ongoing commitment to providing a safe work environment and supporting the welfare of our workforce. By prioritizing safety and compliance, we aim to reduce workplace incidents and foster a culture of accountability and continuous improvement. Our programs are designed to protect our employees and visitors, promote engagement and ensure that safety remains a core value across all our locations.
Adherence to local, state and federal regulatory compliance is critical for protecting our team, visitors and assets. SIPS is designed to provide the guidance needed to comply with regulatory standards, prevent injuries, manage risks and promote continuous improvement throughout our business.
In addition to physical safety, we expanded awareness of mental health and well-being resources in 2025, including: Access to the Calm app for meditation and stress management; Be Well program, offering support for diabetes, maternity, asthma, tobacco cessation, cancer, emotional well-being and more; Thrive program, providing legal, financial and counseling services; and Monthly wellness topics, such as sleep care and women’s health, promoted through internal communications. While these programs are not new, we renewed our emphasis on education and awareness in 2025, ensuring employees are aware of all the resources that are available to promote health and wellness.

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
In December 2012, we entered into a license agreement with Nathan’s Famous that commenced in March of 2014 and expires in March 2032. The agreement provides us with the exclusive right to: (1) manufacture, distribute, market and sell “Nathan’s Famous” branded hot dogs, sausages and corned beef and certain other products within the U.S., Canada and Sam’s Clubs in Mexico; and (2) manufacture and distribute “Nathan’s Famous” branded hot dog and sausage products in bulk for use in the food service industry. As described above, on January 20, 2026, we entered into an agreement to acquire all of the issued and outstanding shares of Nathan’s Famous and we will own the Nathan’s Famous brand if we are able to successfully complete the acquisition.
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
Regulation
Quality Assurance and Food Safety
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
Animal Care
We are subject to regulations relating to animal treatment, including the Humane Methods of Slaughter Act of 1978 governing our processing plants. Our processing facilities are subject to regular on-site examination, inspection and regulation by the USDA, and regular internal and third-party audits are conducted throughout the year. We are also subject to state laws governing the care of livestock that is used in certain meat products sold within those states, including California’s Farm Animal Confinement Initiative (“Proposition 12”) and Massachusetts Question 3.
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
Executive Officers
The following table sets forth the name, age and position of our executive officers, followed by a biography of each executive officer.

Name	Age	Position
C. Shane Smith	52	President, Chief Executive Officer and Director
Mark L. Hall	56	Chief Financial Officer
Keller D. Watts	55	Chief Business Officer
Doug Sutton	55	Chief Manufacturing Officer
Steven France	59	President, Packaged Meats
Donovan Owens	54	President, North American Pork

Kraig A. Westerbeek	55	President, Hog Production
I. Jay Bennett	56	Chief Human Resources Officer
Tennille J. Checkovich	49	Chief Legal Officer
C. Shane Smith has served as President and Chief Executive Officer of Smithfield and as a member of our board of directors since July 2021. He joined our company in 2003 and has served in a variety of leadership roles for our U.S. and international operations since then. Mr. Smith also served as an executive director at WH Group from August 2021 and as a member of the board of directors of WH Group from July 2021, in each case, until our IPO in January 2025. He served as our Chief Strategy Officer from January 2021 to July 2021. In that role, Mr. Smith was also responsible for our hog production operations, Smithfield Renewables and our European and Mexican operations. Prior to that, Mr. Smith served as Executive Vice President of our European operations from April 2019 to January 2021, President of our Romanian operations from November 2017 to April 2019 and Chief Financial Officer of our European operations from September 2012 to April 2019. Mr. Smith holds a Bachelor of Science in Accounting from Mount Olive College and a Master of Business Administration (“MBA”) from the College of William and Mary in Virginia.
Mark L. Hall has served as our Chief Financial Officer since January 2023. Mr. Hall joined our company in 2014 as the Vice President, Finance for the John Morrell Food Group. He served as Executive Vice President of Finance from December 2020 to January 2023, overseeing financial planning and analysis, mergers and acquisitions, operations, logistics, trade spend finance, data analytics and project and capital management in support of the U.S. business. He served as Senior Vice President, Finance, from 2019 to late 2020, where he oversaw financial operations for our fresh pork and packaged meats businesses. He served as the Vice President, Finance for our combined packaged meats businesses from 2015 to 2019. Mr. Hall has over 25 years of industry experience, serving in roles of increasing responsibility at The Quaker Oats Company and McCain Foods USA prior to joining our company in 2014. He began his career in public accounting at Arthur Andersen LLP and worked in Equity Research for Legg Mason Wood Walker, Inc. Mr. Hall holds a Bachelor of Business Administration from the University of Iowa and an MBA from the University of Maryland. Mr. Hall is a certified public accountant registered in the State of Illinois.
Keller D. Watts has served as our Chief Business Officer since January 2023. He has been with our company since 1994. He served as Smithfield Foods Executive Vice President, Packaged Business Management and Supply Planning from August 2021 to January 2023, Senior Vice President of Business Management Retail from May 2016 to August 2021, Senior Vice President, Packaged Business Development for Smithfield Farmland subsidiary from September 2014 to May 2016, Senior Vice President, Packaged Business Development for Smithfield Farmland from December 2008 to September 2014, Vice President, Packaged Meats from June 2006 to December 2008 and Vice President, Product Management for subsidiary Smithfield Packing from May 2001 to December 2008. Over the course of his career, Mr. Watts has held roles in sales, marketing, revenue management, supply chain, strategic sourcing, and R&D. Mr. Watts holds a Bachelor of Science in Marketing Management from Virginia Polytechnic Institute and State University and an MBA from Western Governors University.
Doug Sutton, Ph.D. has served as our Chief Manufacturing Officer since January 2023. He joined our company in 2001. He served as Executive Vice President, Manufacturing from August 2021 to January 2023, Vice President, Research and Development from January 2012 to August 2021 and Director, Research Development from January 2001 to January 2012. Dr. Sutton holds a Bachelor of Animal Science and a Master of Animal Science, each from Oklahoma State University, and a Ph.D. in Animal Science from University of Illinois Urbana-Champaign.
Steven France has served as our President of Packaged Meats since January 2023. Mr. France joined our company in 2002. He has experience spanning manufacturing, business management, transportation and warehousing, sales and marketing and customer service. He served as Executive Vice President, Packaged Meats from December 2020 to January 2023, Senior Vice President of Sales, Packaged Meats from December 2018 to December 2020 and Vice President, Deli Sales from February 2018 to December 2018. Mr. France began his career at Conagra Brands, Inc. and spent several years in various management roles at Michael Foods, Inc. Mr. France holds a Bachelor of Science from The Ohio State University.

Donovan Owens has served as our President of North America Pork since January 2026. He joined our company in 1993. He has experience in industrial engineering, fresh pork business management and fresh pork operations. Mr. Owens served as President, U.S. Fresh Pork from May 2023 to January 2026 and Executive Director of Support Operations for Smithfield Hog Production from May 2022 to April 2023. He led our Tar Heel, North Carolina facility for 12 years initially as Director of Operations from July 2010 to December 2017 and then as Complex Plant Manager from December 2017 to June 2022. He served in various other roles at our company between 1993 and 2010. Mr. Owens holds a Bachelor of Business Administration in Finance from Virginia Polytechnic Institute and State University.
Kraig A. Westerbeek has served as our President of Hog Production since February 2024. He joined our company in 1993. In July 2022, Mr. Westerbeek was named as the Chief Development Officer of Monarch. He served as Vice President, Smithfield Renewables and Hog Production Environmental Compliance from July 2017 to June 2022 and Vice President, Environment and Support Operations from June 2014 to June 2017. Mr. Westerbeek is a past member of the board of directors of the North Carolina Pork Council and NPPC and is a current member of NPPC’s environmental committee, which he previously chaired. Mr. Westerbeek holds a Bachelor of Science in Biological and Agricultural Engineering, Agriculture Systems from North Carolina State University.
I. Jay Bennett has served as our Chief Human Resources Officer since March 2023. Mr. Bennett was previously at Lockheed Martin Corporation where he served as Vice President, Human Resources RMS Lines of Business from February 2022 to March 2023. Prior to that, he was at Sikorsky Aircraft (acquired by Lockheed Martin in 2015) where he served as Vice President, Human Resources from October 2017 to February 2022 and Vice President Human Resources, Operations from July 2014 to October 2017. Prior to that, Mr. Bennett served in various managerial human resources roles at Rolls Royce plc from April 2009 to July 2014. Mr. Bennett previously served in various human resources roles at United Technologies Corporation and General Motors Company. Mr. Bennett holds a Bachelor of Arts in Political Science from DePauw University and a Juris Doctor (“JD”) from Indiana University Robert H. McKinney School of Law.
Tennille J. Checkovich has served as our Chief Legal Officer since December 2024. She joined our company in 2020 and served as General Counsel from March 2023 to December 2024 and Deputy General Counsel from October 2020 to March 2023. Prior to joining Smithfield, from September 2004 to October 2020, Ms. Checkovich worked at McGuireWoods LLP, where she was a partner in the business and securities litigation department, served on the firm’s Finance Committee and advised corporate clients, including our company, on a range of matters. She previously worked as an associate at Cravath, Swaine & Moore LLP. Early in her career, Ms. Checkovich was a law clerk to the Honorable Barbara S. Jones of the United States District Court for the Southern District of New York. She is the Vice Chair of the Board of the Alliance for the Chesapeake Bay, where she has served on the Governance Committee. Ms. Checkovich holds a Bachelor of Arts in economics from the University of Virginia and a JD from Yale Law School.
Availability of Securities and Exchange Commission Documents
The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 on its website at investors.smithfieldfoods.com. These reports are accessible under the caption, “Investors – SEC Filings” on the Company’s website and are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). These filings are also available on the SEC’s website at www.sec.gov. The documents are available in print, free of charge, to any shareholder who requests them.
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
•our ability to prevent cyberattacks, other cyber-incidents, security breaches or other disruptions of our information technology (“IT”) systems;
•our ability to defend litigation brought against us successfully and the sufficiency of our accruals for related contingent losses;
•compliance with laws and regulations, including environmental, cybersecurity and tax laws and regulations, that currently apply or may become applicable to our business both in the U.S. and Mexico and our expectations regarding various laws and restrictions that relate to our business;
•our ability to capitalize on export markets;
•our ability to execute on acquisitions, joint ventures and divestitures, including without limitation our ability to close our pending transaction with Nathan’s, which remains subject to regulatory approval from CFIUS and other closing conditions;
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
•our ability to achieve or maintain our targeted ratio of net debt to adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) and minimum liquidity levels; and
•our dividend policy and our ability to pay dividends.
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
•We are increasingly dependent on IT, and our business and reputation could suffer if we are unable to protect our IT systems against, or effectively respond to, cyberattacks, other cyber-incidents or security breaches or if our IT systems are otherwise disrupted.
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
•We may be impacted by legislation targeting foreign ownership of land, or foreign ownership or operation of facilities, located in the U.S.
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
•WH Group controls us, and their interests may conflict with ours or yours in the future.
•We are a “controlled company” within the meaning of the rules of Nasdaq and, as a result rely on exemptions from certain corporate governance requirements. You will not have the same protections afforded to shareholders of other companies that are subject to such requirements.
•Our indebtedness could adversely affect our business, financial condition, and liquidity by limiting our ability to service debt, exposing us to interest rate risk on variable-rate borrowings, and permitting additional indebtedness that could further increase our financial leverage and related risks.
•Changes in relations between the U.S. and the People’s Republic of China (“PRC”), or in U.S. regulations concerning the PRC, may adversely impact our business, financial condition, results of operations, our ability to raise capital or the market price of our common stock.
•Failure to comply with requirements to design, implement, and maintain effective internal controls could have a material adverse effect on our business and stock price.
•We expect to continue paying regular dividends to our shareholders, but our ability to do so is subject to the discretion of our board and may be limited by our financial condition, our credit facilities, the indentures governing the notes we previously issued and applicable law.
Risks Relating to Our Business and Operations
Our results of operations are cyclical and could be adversely affected by fluctuations in the commodity prices for meat, livestock (primarily hogs) and feed ingredients.
We are significantly impacted by the cyclical nature of commodity prices for meat, livestock (primarily hogs) and feed ingredients such as grains, as well as the selling price of our products and competing animal protein products on the market (especially beef and chicken), all of which are determined by constantly changing and volatile market forces of supply and demand. These fluctuations can be significant, as shown in recent years, with average lean hog prices published by the Chicago Mercantile Exchange, Inc. (“CME”), decreasing from $98 per hundredweight in fiscal year 2022 to $81 per hundredweight in fiscal year 2023 and then increasing to $94 per hundredweight in fiscal year 2025. Further, hog raising costs are largely dependent on the fluctuations of commodity prices for corn, grains, soybean meal, wheat and other feed ingredients. Our Hog Production segment generally generates higher profits when hog prices are high and feed ingredient prices are low, and lower profits (or losses) when hog prices are low and feed ingredient prices are high. When hog prices are lower than our hog production costs, our non-vertically integrated competitors (i.e., those without significant hog production operations) may have a cost advantage over us.
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
Profitability in our industry is materially affected by the commodity prices of animal feed ingredients, such as grain, corn and soybean meal and wheat. The production of feed ingredients is positively or negatively affected due to various factors, primarily by the global level of supply inventories and demand for feed ingredients, the agricultural policies of the U.S. and other countries and weather patterns and climatic conditions throughout the world. Market prices for feed ingredients remain volatile. High prices for animal feed ingredients may have a material adverse effect on our operating results. In addition, geopolitical conflicts or other disruptions affecting global energy markets may increase fuel and transportation costs and may also contribute to higher prices for feed ingredients and other agricultural inputs. A significant decrease in pork prices for a sustained period of time could have a material adverse effect on our consolidated sales.
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
We attempt to manage certain of these risks through the use of our risk management and hedging programs. However, we may not be effective in doing so and, in any case, these programs may also limit our ability to realize gains from favorable commodity fluctuations. Additionally, a portion of our commodity derivative contracts are marked-to-market, such that the unrealized gains and losses are reported in earnings as incurred. This accounting treatment may cause significant volatility in our earnings. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and “Note 8: Derivative Financial Instruments” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for the effects of derivative instruments on our consolidated statements of income.
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

Although we regularly conduct R&D activities to develop new products that meet our standards for quality and appeal to consumer preferences, the success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, the technical capability of our employees in developing and testing product prototypes, our ability to comply with applicable governmental regulations, and the success of our management, sales and marketing teams in introducing and marketing new products, including through current and new product categories.
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
Some of our competitors have greater scale, marketing resources, name recognition, R&D capabilities and/or other resources (financial and otherwise) than we do, and some of the companies may be more innovative and able to bring new products to market faster and more quickly exploit and serve niche markets or new or burgeoning consumer preferences than us.
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
We rely on third-party service providers for many areas of our business, including transportation and cold storage. Failure by these third parties, including independent growers, to meet their contractual, regulatory and other obligations to us, or our failure to adequately monitor their performance, have in the past resulted in and could in the future result in additional costs to remediate errors made by such service providers. Depending on the function involved, such errors have in the past led to and can in the future lead to business disruption, systems performance degradation, processing inefficiencies or other systems disruptions, the loss of or damage to intellectual property or sensitive data through security breaches or otherwise, incorrect or adverse effects on financial reporting, litigation or remediation costs and damage to our reputation, all of which can adversely affect our business. For example, should the refrigeration system fail at one of our third-party cold storage facilities, we could suffer the loss of some, or all, of our inventory. Should our contract manufacturers go out of business or suffer major equipment failure, we may lose the ability to produce sufficient quantities of our products for a period of time before establishing production with a new manufacturer. Any number of similar failures suffered by our service providers could prove damaging to our ongoing operations and our ability to fulfill demand.
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
We are increasingly dependent on IT, and our business and reputation could suffer if we are unable to protect our IT systems against, or effectively respond to, cyberattacks, other cyber-incidents or security breaches or if our IT systems are otherwise disrupted.
IT is an important part of our business operations, and we increasingly rely on IT systems to manage business data and increase efficiencies in our production and distribution facilities and inventory management processes. We also use IT to process financial information and results of operations and to comply with regulatory, legal and tax requirements. In addition, we depend on IT for digital marketing and electronic communications among our facilities, personnel, customers and suppliers. Like other companies, our IT systems are vulnerable to a variety of disruptions, including, but not limited to, the process of upgrading or replacing software, databases or components thereof, natural disasters, terrorist attacks, telecommunications failures, computer viruses, cyberattacks, hackers, unauthorized access attempts and other security issues. Cyberattacks and other cyber-incidents are occurring more frequently, constantly evolving in nature, becoming more sophisticated and being made by groups and individuals with a wide range of motives and expertise. In particular, cyberattacks are increasingly utilizing artificial intelligence, making them more complex and harder to detect and defend against. Our security initiatives and disaster recovery plans to mitigate our exposure to these risks may not be adequate. Any significant failure of our systems, including failures that prevent our systems from functioning as intended or our failure to timely identify or appropriately respond to cyberattacks or other cyber-incidents, could cause transaction errors, processing inefficiencies, loss of customers and sales, have negative consequences on our employees and our business partners, have a negative impact on our operations and business reputation and expose us to liability, litigation and regulatory enforcement actions.
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
The costs to address cybersecurity risks or risks on IT failure, both before and after an incident, have in the past been and could in the future be significant, regardless of whether incidents result or resulted from an attack on us directly, or on third-party vendors upon which we rely. If we are unable to prevent security breaches, we may suffer financial and reputational damage or penalties because of the unauthorized disclosure of confidential information belonging to us or to our business partners, customers, consumers or suppliers. Finally, the disclosure of non-public information through external media channels could lead to the loss of intellectual property or damage our reputation and brand image. Any such incidents could subject us to government investigations and regulatory enforcement actions, litigation, potential liability, and damage to our brand and reputation or otherwise harm our business and operations.
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
We export our products to over 30 countries, including China, and we are engaged in a joint venture in Mexico. For the fiscal year 2025, U.S. export sales accounted for 11% of our total sales. Because of the growing market share of U.S. pork products in the international markets, U.S. exporters are increasingly being affected by measures taken by importing countries to protect local producers.
Our international sales and investments operations are subject to various risks related to economic or political uncertainties, including, but not limited to, the following risks:
•general economic and political conditions;
•imposition of tariffs, quotas, trade barriers and other trade protection measures by various countries;
•investigations or enforcement actions by foreign governments in jurisdictions where we do business related to alleged unfair trade practices;
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
The U.S. has recently implemented significant changes to its trade policy, including renegotiating or terminating existing trade agreements and threatening and/or imposing new or additional tariffs on certain countries with which the U.S. has the largest trade deficits, including China. Either in response to U.S. actions or on their own initiative, China and other countries have imposed their own new and additional tariffs on products shipped from the U.S. As of December 28, 2025, products we export to China faced tariffs that ranged from 25% to 47%, with most products subject to 47% tariff rates. If China were to significantly increase the tariff rates imposed on our products, whether in response to similar action by the U.S. or otherwise, we may have to reduce or even cease selling our products in China.
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
We cannot predict future trade policy and regulations in the U.S. and other countries, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. Continuation of or escalations in trade tension could have a significant adverse effect on world trade and macroeconomic markets at large. To the extent that trade tariffs and other restrictions imposed by the U.S. or other countries increase the price of, or limit the amount of, our products or raw materials used in our products imported into the U.S. or other countries, or create adverse tax consequences, the sales, cost or gross margin of our products may be adversely affected and the demand from our customers for products may be diminished. Uncertainty surrounding international trade policy and regulations as well as disputes and protectionist measures could also have an adverse effect on consumer confidence and spending.
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
As of December 28, 2025, we had approximately 32,000 employees in the U.S. and approximately 2,500 in Mexico, with approximately 44% of our total workforce covered by collective bargaining agreements or are members of labor unions. Our operations depend on the availability, retention and relative costs of labor and maintaining satisfactory relations with employees and the labor unions. Further, employee shortages can and do occur, particularly in rural areas where some of our operations are located. Labor relations issues arise from time to time, including issues in connection with union efforts to represent employees at our plants and with the negotiation of new collective bargaining agreements. If we fail to maintain satisfactory relations with our employees or with the labor unions, we may experience labor strikes, work stoppages or other labor disputes. Negotiation of collective bargaining agreements also could result in higher ongoing labor costs.
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
Our ten largest customers represented approximately 42% of net sales of fiscal year 2025. We generally do not have long-term sales agreements or other contractual assurances as to future sales to our customers, including these major customers. Our business could be materially adversely affected and suffer significant decreases in sales and operating profit from the loss of one or more of our larger customers or if our larger customers’ plans, markets, and/or financial condition should change significantly. For example, if our customers cannot access sufficient funds or financing, then they may delay, decrease, or cancel purchases of our products, or delay or fail to pay us for previous purchases. The loss of a significant customer or a material reduction in sales to, or adverse change to trade terms with, a significant customer could materially and adversely affect our product sales, financial condition and results of operations.
Impairment in the carrying value of goodwill or intangible assets could negatively impact our consolidated results of operations and net worth.
As of December 28, 2025, we had $2,882 million of goodwill and intangible assets, which represented approximately 24% of total assets. Goodwill was allocated to our reporting units as follows: Packaged Meats, $1,503 million; Mexico, $79 million; Fresh Pork, $34 million; Hog Production, $4 million; and Bioscience, $4 million. Under accounting principles generally accepted in the U.S. (“GAAP”), goodwill and identified intangible assets with indefinite lives must be evaluated for impairment annually or more frequently if events indicate it is warranted.
Goodwill is the excess amount of purchase consideration over the fair value of net assets acquired in a business combination. In evaluating the potential for impairment of goodwill, we make assumptions regarding future operating performance, business trends, and market and economic conditions. Such analyses further require us to make judgmental assumptions about sales, operating margins, growth rates, and discount rates. There are inherent uncertainties related to these factors and to management’s judgment in applying these factors to the assessment of goodwill recoverability. Goodwill reviews are prepared using estimates of the fair value of reporting units based on market multiples of EBITDA and/or on the estimated present value of future cash flows. For indefinite life intangible assets, an impairment loss is recognized if the carrying amount of an indefinite life intangible asset exceeds the estimated fair value of that intangible asset. Identified intangible assets with definite lives are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.
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

In addition, our equity investments in joint ventures, partnerships and other entities, both within and outside the U.S., are periodically involved in modifying and amending their credit facilities and loan agreements. The ability of these entities to refinance or amend their facilities on a successful and satisfactory basis, and to comply with the covenants in their financing facilities, affects our assessment of the carrying value of any individual investment. As of December 28, 2025, none of our equity investments represented more than 5% of our total consolidated assets. If we determine in the future that an investment is impaired, we would be required to record a non-cash impairment charge, which could substantially affect our reported earnings in the period of such charge. In addition, any such impairment charge would negatively impact our financial ratios and could limit our ability to obtain financing in the future. See “Note 9: Equity Method Investments” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of the accounting treatment of our equity investments.
The loss of any trademark or other intellectual property right could enable other companies to compete more effectively with us.
We utilize intellectual property in our business. Our registered and unregistered trademarks are valuable assets that reflect the goodwill of our brands and consumers’ favorable perception of our products. We have invested a significant amount of money in establishing, promoting and protecting our brands. We also rely on patented and unpatented proprietary methods, processes and techniques in our manufacturing operations and copyright protection in our sales and marketing materials to develop and maintain our competitive position. Our continued success depends, to a significant degree, upon our ability to protect and preserve our intellectual property rights. In certain jurisdictions, we receive access to third-party intellectual property. In particular, we have a license agreement with Nathan’s for the exclusive right to manufacture, distribute, market and sell “Nathan’s Famous” branded hot dogs and sausages in refrigerated consumer packages to be resold through retail channels within the U.S. until March 2032. We have entered into a merger agreement to acquire all of the outstanding shares of Nathan’s, but we cannot assure you that we will be able to satisfy the conditions necessary to complete that acquisition, including obtaining the approval of CFIUS. If we are unable to complete the acquisition of Nathan’s, we cannot assure you that we will be able to maintain or renew the license agreement with Nathan’s, We also license certain of our trademarks and other intellectual property for use by third parties. In an effort to preserve our trademark rights, we enter into license agreements with these third parties that govern the use of our trademarks and contain limitations on their use. We cannot assure you that our efforts to police the use of our trademarks by our licensees will be sufficient to ensure that our licensees abide by the terms of their licenses. In the event that our licensees fail to do so, our trademark rights could be diluted.
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
We are subject to federal, state, and local tax laws and regulations in the U.S. The application and interpretation of these laws in different jurisdictions affect our operations in complex ways and are subject to change, and some changes may be retroactively applied. Our future effective tax rates and the value of our deferred tax assets and liabilities could be adversely affected by changes in tax laws. Furthermore, the European carve-out may result in incremental tax liability to us. The U.S. and U.S. states and localities are also actively considering changes to existing tax laws that, if enacted, could increase our tax obligations or require us to change the manner in which we operate our business. For more information on the European carve-out, see “Note 3: Discontinued Operations” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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
In addition, developments or changes in the regulatory environment may have a material impact on our business. For example, an executive order issued in July 2021 directed federal agencies to enforce antitrust laws more vigorously and an executive order issued in December 2025 directed the Justice Department and Federal Trade Commission to pursue antitrust investigations across the food supply sector. As a subsidiary of a public company based outside of the U.S., we may also face heightened scrutiny in respect of potential acquisition transactions. See the section titled “Item 1. Business—Quality Assurance and Food Safety—Regulation” for further information on the regulations to which we are subject.
Governmental authorities may take further action restricting our ability to produce and/or sell livestock or adopt new regulations impacting our production or processing operations, which could adversely affect our business.
A number of states have adopted legislation that prohibits or restricts the ability of meat packers, or in some cases corporations generally, from owning livestock or engaging in farming. In addition, the U.S. Congress has in the past considered, and may in the future consider, federal legislation that would restrict or prohibit meat packers from owning livestock or otherwise participating in certain livestock production activities. For example, legislation recently has been proposed in Congress that would impose additional restrictions on meat packer ownership of certain livestock or vertical integration within the meat industry. We cannot assure you that such or similar legislation affecting our operations will not be adopted at the federal or state levels in the future. Such legislation, if adopted and applicable to our current operations and not successfully challenged or settled, could have a material adverse impact on our operations and our financial statements.
In addition, the State of California enacted Proposition 12, which became enforceable on July 1, 2023. Proposition 12 prohibits the sale within the state of certain uncooked pork produced from breeding sows or their offspring unless the animals have been housed in confinement systems that meet certain minimum standards and other conditions are met. Similarly, Massachusetts Question 3 prohibits the sale of certain pork products within the State of Massachusetts, as well as the shipment of certain pork products through the state, unless the products came from animals that were also housed in confinement systems that meet certain minimum standards. Our sales into California and into or through Massachusetts accounted for approximately 6% of our consolidated sales for the year ended December 28, 2025, and approximately 19% of those sales into California and into or through Massachusetts were subject to either Proposition 12 in California or Question 3 in Massachusetts.
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
We may be impacted by legislation targeting foreign ownership of land, or foreign ownership or operation of facilities, located in the U.S.
An increasing number of states and the federal government are proposing or adopting legislation and/or regulations that prohibit or limit entities directly or indirectly controlled by individuals or entities based in the PRC, the Special Administrative Regions Hong Kong and Macau, and other jurisdictions deemed national security threats to the U.S., from acquiring or owning an interest in private agricultural land within the boundaries of the state, or pursuant to federal law. In some cases, the adopted or proposed legislation or regulation goes beyond private agricultural land to include any land, including land on which we currently maintain production plants or other facilities. For example, the State of Indiana has enacted legislation that will be effective on July 1, 2026 that prohibits companies owned or controlled directly or indirectly by individuals domiciled in the PRC or majority owned by such individuals, from purchasing or otherwise acquiring an interest in real property in Indiana other than pursuant to a lease with not more than a two-year duration. In addition, there have been preliminary legislative proposals in Congress that seek to regulate the operations of certain foreign-owned entities. More recently, additional legislative proposals have been introduced in Congress that would impose restrictions on foreign ownership of U.S. meat packing companies or other participants in the U.S. agricultural supply chain. We cannot assure you that federal or state legislation and/or regulation impacting our ownership of land, or ownership and operation of facilities, will not be proposed or enacted in the future. We currently own 87,000 acres of land in the U.S. (having sold over 40,000 acres in 2024 and 2,500 acres in 2025) on which many of our production, processing and distribution facilities are located. Such legislation or regulation, if adopted and applicable to our current operations, including such facilities, and not successfully challenged, could require us to divest land or operations that are critical to our business, which would have a material adverse impact on our operations and our financial statements going forward.
We are, and could become, subject to legal proceedings and regulatory investigations that may result in significant expenses, fines and reputational damage.
We are involved on an ongoing basis in litigation arising in the ordinary course of business or otherwise. For example, we have been named as one of 16 defendants in a series of purported class actions alleging antitrust violations in the pork industry. The plaintiffs in all of these cases also challenge the defendant pork producers’ use of benchmarking reports from defendant Agri Stats, Inc., alleging that the reports allowed the pork producers to share proprietary information and monitor each producer’s compliance with the supposed agreement to reduce supply. Payments in an aggregated amount of $194 million were made by us to settle all class claims against us by the direct purchasers, commercial and institutional indirect purchasers and consumer indirect purchasers. In addition to the class actions, we have been named as a defendant in similar claims and suits brought by a number of individual purchasers who opted out of their class and three states or commonwealths. We have entered into negotiations with many of these claimants and have settled certain of the pending non-class cases and related claims. Currently, 14 opt-out cases remain pending against us. In addition, in July 2025, the Company received a civil investigative demand from the Attorney General for the state of Washington seeking information related to this antitrust litigation.
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
The U.S. and many non-U.S. jurisdictions have laws designed to protect national security or to restrict foreign direct investment. In the U.S., CFIUS has the authority to review transactions that afford foreign investors the ability to “control” a U.S. business, as well as certain non-controlling investments. If CFIUS identifies a national security risk arising from a particular transaction, it can impose mitigation measures and can also intervene to prohibit the transaction or order a divestment if the transaction has already closed. Many non-U.S. jurisdictions restrict foreign investment in assets important to national security by taking steps including, but not limited to, placing limitations, restrictions or conditions on foreign equity investment, implementing investment screening or approval mechanisms and restricting the employment of foreigners as key personnel. These U.S. and foreign laws could limit our ability to invest in certain businesses or joint ventures or impose burdensome notification requirements, operational restrictions or delays in pursuing and consummating transactions.
Certain of our acquisitions or investments may be subject to review and approval by CFIUS or any non-U.S. equivalents thereof based on our ownership structure and scope of operations. We also may seek approval from CFIUS even where not technically required, as we have done for our proposed acquisition of Nathan’s. This may have outsized impacts on transaction certainty, timing, feasibility and cost, and could prevent us from maintaining or pursuing acquisition or investment opportunities that we otherwise would have maintained or pursued. CFIUS or any non-U.S. equivalents thereof may seek to impose limitations, conditions or restrictions on or prohibit one or more of our acquisitions or investments, which may adversely affect our flexibility in structuring or financing certain acquisition transactions. In addition, CFIUS is actively pursuing transactions that were not notified to it voluntarily and may ask questions regarding, or impose restrictions, conditions or limitations on, transactions post-closing. Although CFIUS reviews (and in some cases mitigates) foreign investment originating from various countries, it has placed significant focus on reviews involving investors either directly or indirectly controlled by individuals or entities based in the PRC. As a result, acquisitions or investments undertaken by us could be subject to heightened CFIUS scrutiny compared to acquisitions or investments made by other foreign investors. These risks have increased and may continue to increase due to geopolitical, policy or regulatory developments, particularly with regard to U.S.-PRC relations. On February 21, 2025, President Trump issued a National Security Memorandum on America First Investment Policy directing CFIUS to impose greater scrutiny on acquisitions or investments by PRC-affiliated persons, including a call to “restrict PRC-affiliated persons from investing in U.S. technology, critical infrastructure, healthcare, agriculture, energy, raw materials or other strategic sectors.”
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
In addition, new environmental issues could arise that would cause currently unanticipated investigations, assessments or expenditures. U.S. federal, international, state and local authorities may, from time to time, adopt revisions to environmental rules and regulations with which we must comply. New or more stringent laws or regulations that impose additional requirements on our operations or on us could increase the cost of doing business for us. For example, in January 2024, the EPA published draft revised Effluent Limitations Guidelines (“ELGs”) for wastewater discharges of meat and poultry facilities. The draft proposal included a number of options for revised ELGs that the EPA was evaluating. While the EPA withdrew the proposed ELGs in August 2025, litigation challenging this action is ongoing.
Significant upgrades related to our direct and indirect wastewater discharge streams, including to treatment systems at our Sioux City and Denison, Iowa, Sioux Falls, South Dakota and Tar Heel, North Carolina facilities, would be required to meet the standards that were proposed, which we estimate would require material capital expenditures in the aggregate.
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
The increasing concern over climate change also has resulted and may continue to result in more state, regional, federal, and/or global legal and regulatory requirements including changes to energy policies, increased mandatory climate-related disclosure, carbon pricing regulations or carbon taxes. For example, in March 2024 the SEC published its final rules to enhance and standardize climate-related disclosures, requiring covered entities, including us, to disclose certain climate-related metrics and GHG emissions data, information about climate-related targets and goals and climate-related risks and obtain attestation requirements. The rules were subsequently withdrawn by the new administration. At this time, we cannot predict the costs of implementation or any potential adverse impacts resulting from similar rules, should they be proposed and become effective. However, we may incur increased costs relating to the assessment and disclosure of climate-related risks and targets. We may also be subject to increased litigation risks related to disclosures made pursuant to any federal or state reporting requirements or voluntary climate-related reporting, which could materially and adversely affect our future results of operations and financial condition.
Collecting, measuring and analyzing information relating to our GHG emissions or impacts of climate change on our business is costly, time-consuming, and dependent on third-party cooperation and such information may ultimately be unreliable. Furthermore, methodologies for measuring, tracking and reporting on such matters are evolving, and may be ambiguous and subject to rapid change, which may require our processes, benchmarks, baselines and controls for such data to evolve as well. Organizational changes may result in data recalculations. Quantifying GHG emissions within the boundaries of a business is a relatively nascent exercise, and we, like other companies in our industry, have refined and updated our methodologies following prior publication of data. For example, there have been inconsistent practices across many U.S. pork/poultry and dairy producers in quantifying our GHG emissions where biogas eligible for carbon reduction credits is also produced on farms. We have revised baselines and previously reported GHG emissions for our U.S. operations, as well as our carbon reduction goals, as a result of guidance clarifying the accounting for biogas credits in this context. Our GHG footprint has also changed as a result of closure or sale of plants, acquisition of new plants and reduction of farm operations. Furthermore, like many peer companies, our data collection, analysis and reporting capabilities have developed from a starting point with very limited established guidance or methodology. We have engaged a third-party consultant to prepare a limited assurance of the GHG emissions attributable to our worldwide businesses, our energy use and our value chain to ensure their accuracy and to meet potential regulatory requirements.
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
As of December 28, 2025, we had, on a consolidated basis, $2,003 million of outstanding total debt and finance lease obligations and $2,298 million of undrawn capacity including $2,100 million under the Senior Revolving Credit Facility (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities—Senior Unsecured Revolving Credit Facility”) and $198 million under the Securitization Facility (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities—Accounts Receivable Securitization Facility”) (after giving effect to $27 million of issued but undrawn letters of credit).
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
Our indebtedness may increase from time to time for various reasons, including fluctuations in operating results, working capital needs, capital expenditures, dividends and potential acquisitions or joint ventures. In addition, due to the volatile nature of the commodities markets, we may need to borrow significant amounts to cover any margin calls under our risk management and hedging programs. Over the past three years, the maximum amount of margin deposits held by our brokers and counterparties at any given time was $121 million.

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
Our Senior Revolving Credit Facility and Securitization Facility have variable interest rates. Market interest rates have fluctuated over the past several years and may increase in the future as a result of action by the U.S. Federal Reserve and other factors, and as a result, variable-rate debt may create higher debt service requirements, which would adversely affect our cash flow. If we draw upon our variable rate indebtedness and interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed would remain the same.
In particular, our borrowings under the Senior Revolving Credit Facility bear interest at the Secured Overnight Financing Rate (“SOFR”), or the Eurocurrency Rate (as defined in the Senior Revolving Credit Facility), plus a margin ranging from 0.875% to 1.50% per annum, or, at our election, at a base rate plus a margin ranging from 0.00% to 0.50% per annum, in each case depending on our senior unsecured debt rating. To the extent we draw from our Senior Revolving Credit Facility, we may subject to interest rate risk which could cause our debt service obligations to increase. We may also enter into additional variable rate indebtedness in the future.
Despite current indebtedness levels and restrictive covenants, we may incur additional indebtedness. This could further exacerbate the risks associated with our financial leverage.
Despite current indebtedness levels and restrictive covenants, we may incur other indebtedness to finance our operations and other capital needs. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of thresholds, qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If additional debt is incurred, the related risks that we now face as a result of our leverage would intensify.
Risks Relating to our Relationship with WH Group

We are a “controlled company” within the meaning of the rules of Nasdaq and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to shareholders of other companies that are subject to such requirements.
As of March 24, 2026, WH Group beneficially owned approximately 87% of our outstanding shares of common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including requirements that:
•a majority of our board consist of “independent directors” as defined under the rules of Nasdaq;
•our director nominees be selected, or recommended for our board’s selection, by a nominating and governance committee comprised solely of independent directors; and
•the compensation of our executive officers be determined, or recommended to our board for determination, by a compensation committee comprised solely of independent directors.
We currently utilize these exemptions. Accordingly, you will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of Nasdaq. These exemptions do not modify the independence requirements for our audit committee. There is no single shareholder or group of shareholders which owns 50% or more of the voting power of WH Group as of March 24, 2026. As a result, WH Group is not considered a controlled company within the meaning of the corporate governance standards of Nasdaq.
WH Group controls us, and their interests may conflict with ours or yours in the future.
For so long as WH Group owns, in the aggregate, a majority of our then outstanding shares of our common stock, WH Group has the right to designate, for inclusion in the slate of directors nominated by our board for election to our board, a majority of the directors on our board and control the composition of our board and the approval of actions requiring shareholder approval through its voting power. Even when WH Group ceases to own a majority of our then outstanding shares of common stock, for so long as WH Group continues to own, in the aggregate, at least 10% of our then outstanding shares of common stock, WH Group is entitled to designate, for inclusion in the slate of directors nominated by the board for election to our board, a number of the total number of directors entitled to serve on the board proportionate to the percentage of our outstanding common stock owned by WH Group, rounded up to the nearest whole number. In addition, our amended and restated articles of incorporation provide that at any time that WH Group owns at least a majority of our then outstanding shares of common stock, shareholders are permitted to take action by written consent. For the purpose of determining ownership of our common stock for these purposes, references to WH Group include WH Group, its successors by way of merger or transfer of all or substantially all of its assets, any entity that is 50% beneficially owned by WH Group, and any entity that acquires a majority of our then outstanding shares of common stock directly from any of the foregoing that is a shareholder of our company.
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
The U.S. government, including its agencies such as the SEC, and state and local governments have made statements and taken certain actions that have led to, and may in the future make statements or take actions that would lead to, changes in relations between the U.S. and the PRC, which statements and actions could impact companies, including us, with connections to the PRC. In particular, the U.S. may in the future impose policies on or increase scrutiny of companies having operations in the PRC, such as WH Group, or companies in the U.S.with significant PRC ownership. These could restrict or negatively impact our business or our ability to access the U.S. capital markets. More broadly, changes in political conditions in the PRC and changes in the state of U.S.-PRC relations, including any tensions relating to potential military conflict between the PRC and Taiwan, are difficult to predict and could lead to policies or regulations that adversely affect our business, financial condition or results of operations on account of our controlling shareholder’s ties to the PRC. Furthermore, continued or increased tension in U.S. PRC relations or any deterioration in political or trade relations between the U.S. and the PRC may lead to negative investor sentiment towards companies controlled by shareholders with significant ties to the PRC, which could make our common stock less attractive to U.S. investors and affect the market price of our common stock.
Our controlling shareholder is required by the stock exchange on which its shares are listed to disclose and obtain approval from its board of directors or shareholders for certain corporate actions that we undertake.
WH Group is listed on The Stock Exchange of Hong Kong Limited and is therefore subject to the applicable Hong Kong laws and regulations, including but not limited to the Rules Governing the Listing of Securities on The Stock Exchange of Hong Kong Limited (“HKEx Listing Rules”). Under the HKEx Listing Rules, WH Group is obligated to obtain approval from its board of directors and/or shareholders for certain transactions in which we, as a subsidiary of WH Group, engage, such as the purchase or sale of assets, mergers and acquisitions, lending, leasing of assets, donation or acceptance of assets, debt restructuring, license agreements, R&D joint ventures, and transactions with connected persons (as defined under the HKEx Listing Rules) of WH Group, the value of which exceeds certain financial thresholds established by the applicable listing rules and/or otherwise not exempted under the applicable listing rules. In addition, the HKEx Listing Rules require our controlling shareholder to obtain shareholders’ approval for certain corporate actions that we undertake, including but not limited to (i) any issuance of shares by us that results in a reduction of WH Group’s equity interest in us in excess of certain dilution thresholds and (ii) the implementation of a share option and/or award scheme involving the issuance of new shares by us.
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
Further, the global equity markets in general have recently experienced extreme price and volume fluctuations, economic uncertainty and changes or anticipated changes in interest rates, inflation, liquidity concerns at financial institutions and trade tensions among the U.S. and other countries. These fluctuations have been and in the future may be unrelated to our operating performance. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.
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
We have historically paid dividends to WH Group annually, along with special dividends in some years. For fiscal year 2026, we intend to pay annual cash dividends in an amount equal to $1.25 per share of common stock. However, the payment of dividends and other distributions is at the discretion of our board and our board may, in its discretion, increase, decrease or eliminate the payment of dividends. Our ability to pay dividends on our common stock depends on many factors, including financial condition, earnings, liquidity and capital requirements, regulatory constraints, level of indebtedness, contractual restrictions with respect to the payment of dividends, restrictions in our debt agreements and in any preferred stock, general business conditions and any other factors that our board may deem relevant in making such a determination. In particular, our ability to pay dividends on our common stock is limited by covenants in our credit facilities and the indentures governing the notes and may be further restricted by the terms of any future debt or preferred securities. Furthermore, Virginia law prohibits us from paying dividends or other distributions if, after giving effect to the dividend or other distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the dividend or other distribution, to satisfy the preferential rights of any then outstanding shares of our preferred stock. While we do not currently believe that these restrictions will impair our ability to continue to pay regular quarterly cash dividends, there can be no assurance that we will not need to reduce or eliminate the payment of dividends on our common stock in the future.
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
As of March 24, 2026, WH Group beneficially owned approximately 87% of our outstanding shares of common stock. These shares are “restricted securities” as that term is defined in Rule 144 of the Securities Act (“Rule 144”) and we have granted WH Group certain registration rights with respect to its remaining shares of our common stock. WH Group is entitled to sell these shares in the public market only if the sale of such shares is registered with the SEC or if the sale of such shares qualifies for an exemption from registration under Rule 144 or any other applicable exemption under the Securities Act. We are unable to predict with certainty whether or when WH Group will sell shares of our common stock.
In addition, pursuant to the registration rights agreement entered into between us and WH Group, WH Group has the right, subject to certain conditions, to require us to register the sale of its shares of our common stock under the Securities Act. By exercising its registration rights and selling a large number of shares, WH Group could cause the prevailing market price of our common stock to decline.
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
•at any time after WH Group ceases to own directly or indirectly a majority of the combined voting power of our then-outstanding shares of common stock entitled to vote generally in director elections (“WHG Trigger Event”), our shareholders will not be able to act by less-than-unanimous written consent without a duly called annual or special meeting of our shareholders;
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
Our amended and restated articles of incorporation authorize our board, without the approval of our shareholders, to issue up to 100,000,000 shares of our preferred stock, subject to limitations prescribed by applicable law and the provisions of our amended and restated articles of incorporation, in one or more classes or series, to establish from time to time the number of shares to be included in each such class or series and to fix the preferences, rights and limitations of the shares of each such class or series. The preferences, rights and limitations of these classes or series of preferred stock may be senior to or on parity with our common stock, which may reduce the value of our common stock.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY DISCLOSURE
Risk Management and Strategy
We acknowledge the significance of cybersecurity in protecting our operations, data, and shareholders’ interests, and have made cybersecurity a fundamental component of our overall risk management framework. Our cybersecurity program is based on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. This framework guides our efforts to protect critical assets, identify potential threats, respond to incidents, and strengthen resilience, while simultaneously allowing us to assess and enhance the maturity of our program. The cybersecurity program is an integral part of our Enterprise Risk Management (“ERM”) process and relies on internal and external expertise. We proactively evaluate and refine our security controls by utilizing best practices and threat intelligence to mitigate cyber risks. We also utilize third parties for some cybersecurity services, including managed security services, external penetration testing, and social engineering tests. Additionally, we maintain an incident response plan that aligns with industry standards to ensure timely detection, containment, and remediation of security incidents.

Cybersecurity Program Components
Our cybersecurity program is focused on exposure management, business resilience and governance through people, process and technology. Key components include incident prevention, detection, containment and response capabilities, employee training programs, threat intelligence monitoring, and the implementation of advanced technologies. Our risk management processes include regular assessments of internal and third-party risks, which are aligned with our ERM strategy. We enforce cybersecurity policies, standards, and governance practices, ensuring they align with regulatory requirements and industry best practices. Additionally, we conduct periodic business impact analyses to strengthen resilience and inform risk-based decision-making.
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
Our cybersecurity team continuously monitors network activity using advanced threat detection and exposure management. Through advanced analytics, automated alerts, behavioral analytics, threat intelligence and artificial intelligence, security anomalies are identified in a timely manner. Routine vulnerability scanning and independent penetration testing further enhance our ability to detect weaknesses before they can be exploited.
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
Third-party risk management is a core component of our IT risk framework. We evaluate new vendors to identify potential risks and to establish required security and notification obligations. We also monitor risks associated with existing providers. Our assessments include a standardized questionnaire and evaluations of financial, reputational, information security, cybersecurity and business resiliency risks.
Impact of Cybersecurity Risks and Threats
While some of our third-party service providers have experienced cybersecurity incidents and we have experienced threats to our data and systems, as of the date of this report, our management is not aware of any cybersecurity threats or incidents that have materially affected our business strategy, results of operations, or financial condition. While we remain vigilant, there can be no guarantee that we will not be the subject of future threats or incidents. Additional information on cybersecurity risks we face can be found in “Item 1A. Risk Factors—Risks Relating to Our Business and Operations—We are increasingly dependent on IT, and our business and reputation could suffer if we are unable to protect our IT systems against, or effectively respond to, cyberattacks, other cyber-incidents or security breaches or if our IT systems are otherwise disrupted,” which should be read in conjunction with the foregoing information.
Governance
Board of Directors and Audit Committee
Our Board of Directors has delegated oversight of the Company’s ERM program, including cybersecurity, to the Audit Committee. The Audit Committee receives updates regarding our enterprise-wide cybersecurity programs on a quarterly basis from our Senior Vice President, Information Technology (“SVPIT”) or Chief Information Security Officer (“CISO”). These updates may address data management and security initiatives, significant existing and emerging cybersecurity risks, and any material cybersecurity incidents and their impact on us and our stakeholders.

Management
Our management is responsible for identifying, assessing, and managing our exposure to cybersecurity risk. We have an internal team that is supported by cybersecurity technologies, third-party experts, and threat intelligence resources in support of cybersecurity risk reduction. Our SVPIT oversees the team responsible for leading the enterprise-wide IT strategy, policy, standards, architecture, and processes. This team includes our Cybersecurity Department and incorporates input from personnel from different functions, levels, and operating regions to support a high level of visibility and accountability throughout our company and to incorporate multiple vantage points on risks and potential mitigations. Our Cybersecurity Department is led by the CISO, who reports to the SVPIT and is responsible for overseeing the execution of cybersecurity strategy and maturing the Company’s cybersecurity posture. The Cybersecurity Department has extensive experience in cybersecurity, including graduate degrees in information security and Certified Information Security Systems Professional certifications. Our SVPIT has over 20 years of experience in the IT industry, and our CISO has over 30 years of experience in cybersecurity, providing a firm foundation from which IT and cybersecurity decisions and strategies can be made. We have established an Executive Cybersecurity Committee, comprised of interdisciplinary executive leadership, that meets quarterly and provides oversight for cyber protection, cybersecurity programs, exposure management, and risk tolerance. Cybersecurity considerations are incorporated into our disclosure controls and procedures, and our Disclosure Committee is notified of cybersecurity incidents that could require evaluation under SEC reporting standards, ensuring timely assessment of potential materiality.

ITEM 2. PROPERTIES
The table below summarizes information about our owned and leased properties as of January 28, 2026:

	Number of Facilities
Segment/Type of Facilities	Owned	Leased	Total	State (5)	Capacity (in thousand)	Unit of Measurement
Packaged Meats (1)
Production	29	1	30	Georgia (1), Iowa (5), Illinois (2), Indiana (1), Kansas (2), Kentucky (2), Massachusetts (1), Minnesota (1), Missouri (2), North Carolina (3), Nebraska (3), Ohio (2), Pennsylvania (1) , South Dakota (1), Tennessee (1), Virginia (1), Wisconsin (1)	12,500	Daily production lbs.
Fresh Pork (1)
Processing	8	—	8	Iowa (2), Illinois (1), Missouri (1), Nebraska (1), North Carolina (2), South Dakota (1)	108	Head of hogs daily
Other	5	1	6	Iowa (2), North Carolina (2), Utah (1), Virginia (1)	2,200	Daily production lbs.
Hog Production
Farms (3)	245	1,388 (2)	1,633	Colorado (25), Iowa (397), Illinois (15), Missouri (202), North Carolina (879), Oklahoma (11), South Carolina (30), South Dakota (8), Utah (25), Virginia (41)	11,500	Hogs annually
Feed facilities	26	23	49	Colorado (1), Iowa (2), Indiana (1), Kansas (1), Missouri (9), North Carolina (25), Ohio (2), South Carolina (5), Utah (1), Virginia (2)	654/33	Capacity in tons of feed storage / daily feed production
Distribution Network
Distribution Centers (4)	2	3	5	Indiana (1), Kansas (1), Maryland (1), Nebraska (1), North Carolina (1)	201	Pallet capacity
Direct-to-Store Delivery Facilities	6	7	13	Indiana (3), Kentucky (1), Michigan (2), Ohio (3), Pennsylvania (1), Texas (3)	152	Square feet
Other
Mexico
Fresh Pork Processing	1	—	1	Puebla, MX	5	Head of hogs daily
Hog Production	134	6 (2)	140	Puebla (86), Veracruz (54), MX	1,800	Hogs annually
Corporate	—	—	1	Puebla, MX	13	Square feet
Bioscience	1	—	1	Ohio	34	Square feet
U.S. Administrative
Headquarters	1	—	1	Virginia	148	Square feet

	Number of Facilities
Segment/Type of Facilities	Owned	Leased	Total	State (5)	Capacity (in thousand)	Unit of Measurement
Satellite offices	1	3	4	Illinois (1), Missouri (1), North Carolina (1), Virginia (1)	183	Square feet
Sales offices	—	5	5	Idaho (1), Ohio (1), Michigan (1) California (1), Arkansas (1)	32	Square feet
________________
(1)Certain of our fresh pork facilities are co-located with packaged meats production facilities. They are counted separately under each segment heading. We operate a total of 38 facilities that process fresh pork and packaged meats in the U.S.
(2)    Consists of contract farms.
(3)    Does not include a limited number of inactive farms.
(4)    Distribution centers serve both our Packaged Meats and Fresh Pork segments. We also have access to over 45 cold storage locations via contractual arrangements with third parties. Our contracts are either pay-for-use or commit us to a specific annual amount irrespective of usage.
(5)    Numbers in parentheses represent total number of facilities for each jurisdiction.

The map below shows the expansive footprint of our facilities and properties:

Packaged meats facility
Fresh pork facility (1)
Other (2)
Headquarters

________________
(1)Certain of our fresh pork facilities are co-located with packaged meats production facilities.
(2)Other includes our Smithfield Bioscience facility and our fresh pork facility in Mexico.

ITEM 3. LEGAL PROCEEDINGS
The information called for by this item is incorporated herein by reference to “Note 19: Regulation and Contingencies” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Holders
As of March 4, 2026, there was one record holder of the Company’s common stock and approximately 23,346 holders whose shares were held in street name by brokerage firms and financial institutions.
Issuer Purchases of Equity Securities
None.
Dividends
In fiscal year 2025, we paid dividends of $1.00 per share. On March 23, 2026, our Board declared a quarterly cash dividend of $0.3125 per share of common stock, which is payable on April 21, 2026, to shareholders of record on April 7, 2026. We anticipate the remaining quarterly dividends in fiscal year 2026 will be $0.3125 per share, resulting in an annual dividend rate in fiscal year 2026 of $1.25 per share. The declaration of dividends is subject to the discretion of our Board and depends on various factors, including our net income, financial condition, cash requirements, business prospects, and other factors that our Board deems relevant to its analysis and decision making.
Securities Authorized for Issuance under Equity Compensation Plans
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.

Shareholder Return Performance Graph
The following graph compares the cumulative total shareholder return on Smithfield’s common stock from our initial trading date through the end of fiscal year 2025 to the cumulative total returns on the Standard & Poor’s (“S&P”) 500 index and the S&P Composite 1500 Food Products index. The comparison assumes $100 was invested on January 28, 2025 in shares of our common stock and in each of the indices shown and assumes that all of the dividends were reinvested.

	January 28, 2025	March 30, 2025	June 29, 2025	September 28, 2025	December 28, 2025
Smithfield Foods, Inc.	$100	$102	$120	$122	$119
S&P 500	100	92	102	110	116
S&P Composite 1500 Food Products	100	106	101	100	96
The information in this section shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Annual Report on Form 10-K. This discussion and analysis includes the results of operations and financial condition, including year-over-year comparisons, for fiscal years 2025 and 2024. For discussion and analysis of fiscal year 2023, including a year-over-year comparison of fiscal years 2024 and 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for fiscal year 2024. The information reflects all normal recurring adjustments which we believe are necessary to present fairly the financial position and results of operations for all periods included. Totals and percentages may be affected by rounding. Certain prior period amounts have been reclassified to conform to the current period presentation.
Overview
We are an American food company that employs approximately 32,000 people in the U.S. and 2,500 people in Mexico. We boast a portfolio of high-quality, iconic brands, such as Smithfield®, Eckrich® and Nathan’s Famous®, among many others. We are an indirect, majority-owned subsidiary of Hong Kong-based WH Group.
We conduct our operations through three reportable segments: Packaged Meats, Fresh Pork, and Hog Production. We also conduct operations through two other operating segments, Mexico and Bioscience, which are aggregated and reported as “Other.”
Our fiscal year is the 52-week or 53-week period which ends on the Sunday nearest to December 31. Fiscal years 2025 and 2024 each consisted of 52 weeks.
For a more comprehensive overview of our company and operations, refer to “Item 1. Business” in this Annual Report on Form 10-K.
Key Factors and Recent Developments Affecting Our Results of Operations and Financial Condition
The following are key factors that have influenced our results of operations in the past and/or may influence our results in the future.
Growth Strategies
The strategic initiatives we are executing across our segments are complemented and enabled by our strong balance sheet and ongoing operational investments, positioning us for future growth. We have several strategic initiatives to grow our business, reduce costs and enhance our profitability and margins. For a comprehensive discussion of our growth strategies, refer to “Item 1. Business—Our Growth Strategies in this Annual Report on Form 10-K.
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
Cost Factors
Our cost as a percentage of sales varies based on fluctuations of raw material prices, as well as manufacturing, distribution and marketing costs. Raw materials are the largest component of our total cost of goods sold, with feed ingredients and hogs accounting for the majority share. The prices of feed ingredients, hogs and pork fluctuate based on market dynamics which can affect our margins. In addition, our distribution costs are affected by fuel prices, which also fluctuate based on market dynamics and may contribute to higher prices for feed ingredients and other inputs. We enter into hedging transactions for commodities such as feed ingredients, hogs and fuel when we determine conditions are appropriate to mitigate the inherent price risks. While this hedging may limit our ability to participate in gains from favorable commodity fluctuations, it also reduces the risk of loss from adverse changes in raw material prices.
We continue to optimize the size of our hog production operations and procure a greater mix of hogs from independent suppliers with market-based supply agreements in order to supply our Fresh Pork segment. We have reduced the size of our internal hog production from a peak of 17.6 million head in 2019 to 11.1 million head in 2025, which represents approximately 40% of the hogs processed by our Fresh Pork segment. We continue to explore opportunities to reduce internal production over the medium term.
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
Initial Public Offering
On January 29, 2025, we completed our IPO of 26,086,958 shares of common stock, representing 7% of the total outstanding shares, at a price of $20.00 per share. We issued 13,043,479 shares of common stock bringing the total number of outstanding shares to 393,112,711. The remaining 13,043,479 shares of common stock were sold by WH Group, through its indirect wholly owned subsidiary SFDS UK, our only shareholder at the time. We received net proceeds from the IPO of $236 million after deducting underwriting discounts, commissions and fees. As a result of the IPO, our common stock is listed on the Nasdaq Global Select Market under the ticker “SFD.”
In connection with the IPO, we granted to certain of our directors and employees and certain directors and employees of WH Group: (1) options to purchase 9,822,467 shares of common stock with an exercise price equal to the IPO price of $20.00 per share with an aggregate grant date fair value of $30 million and (2) 1,527,000 restricted stock units (“RSUs”) with an aggregate grant date fair value of $31 million. The options and substantially all RSUs vest over a five year period, with 20% vesting each year. We recognized compensation expense totaling $9 million associated with these equity instruments in fiscal year 2025. Unrecognized compensation expense totaled $37 million as of December 28, 2025, which is expected to be recognized on a straight-line basis over the remaining vesting period of 4.1 years.
Tariffs
We export our products to over 30 countries, including China. Those exports primarily consist of fresh pork offal products. For fiscal year 2025, our export sales into China accounted for approximately 2% of our total sales. As of December 28, 2025, products we export to China faced tariffs that ranged from 25% to 47%, with most products subject to 47% tariff rates.
Trade relations between the U.S. and China are fluid. China previously had proposed imposing tariff rates on our products ranging from 140% to 172%, but implementation of those increased rates have been repeatedly paused. It is impossible for us to predict whether tariff rates imposed on our products by China will increase, decrease or stay the same, or whether China will ban imports from the U.S. altogether, and we will adjust our sales strategy accordingly.
Geopolitical Conflicts and Market Volatility
Recent hostilities and geopolitical tensions in multiple regions, including the Middle East, Ukraine, and parts of Central and South America, have contributed to increased volatility in global oil, energy, commodity and transportation markets. Ongoing sanctions, export controls, and other governmental actions associated with these conflicts have impacted and may continue to impact the price and availability of oil and other key inputs. Because energy prices directly influence freight, logistics and certain raw material costs across our supply chain, sustained volatility or disruptions may increase our operating costs. In addition, these conditions may disrupt trade flows and contribute to broader macroeconomic uncertainty, which could impact demand for our products. The duration and overall impact of these conflicts remain uncertain. We will continue to monitor developments and take measures to minimize the impact on our operations.
Litigation
Like other participants in our industry, we are subject to various laws and regulations administered by federal, state and other government entities, including the EPA and corresponding state agencies, as well as the USDA, the Grain Inspection, Packers and Stockyard Administration, the FDA, OSHA, the Commodity Futures Trading Commission and similar agencies in foreign countries.
We, from time-to-time, receive notices and inquiries from regulatory authorities and others asserting that we are not in compliance with such laws and regulations. In some instances, litigation ensues. In addition, individuals may initiate litigation against us.
As of December 28, 2025 and December 29, 2024, we had contingent liabilities totaling $149 million and $141 million, respectively, in accrued expenses and other current liabilities on the consolidated balance sheets related to litigation matters. Charges totaling $80 million were recorded in fiscal year 2025 and are included in selling, general and administrative expenses (“SG&A”) in the consolidated statements of income. We did not record any significant charges for litigation matters in fiscal year 2024. These matters will not affect our profits or losses in future periods unless our accruals prove to be insufficient or excessive. It is reasonably possible that a change in our estimates may occur in the near term and that our accruals could be insufficient. We are unable to estimate the amount of possible loss in excess of our accruals, which could be material.
Additionally, in the second quarter of 2025, we settled a claim against an insurance carrier and received $29 million in proceeds for the recovery of losses we incurred in connection with past litigation. As a result, we recognized a $29 million gain on the insurance recovery in the second quarter of 2025. The gain was recognized in operating gains in the consolidated statement of income and the proceeds were classified in operating activities in the consolidated statement of cash flows in the second quarter of 2025.
For further information related to our litigation matters, refer to “Note 19: Regulation and Contingencies” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Employee Retention Tax Credits
In the second quarters of 2025 and 2024, we recognized $10 million and $87 million, respectively, of employee retention tax credits, substantially all of which were classified in cost of sales in the consolidated statements of income. For more information, see “Note 7: Employee Retention Tax Credits” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
•Permanently reinstating the immediate expensing of R&D in the U.S for years 2022 and beyond.
•Permanently restoring the EBITDA-based limitations for interest deduction under the IRS Tax Code.
In the third quarter of 2025, following the enactment of the OBBB, we reclassified approximately $77 million of deferred tax assets related to R&D capitalization to prepaid expenses and other current assets.
Sioux Falls Plant Construction
On February 16, 2026, we announced that we had initiated the approval process to construct a new state-of-the-art combined fresh pork and packaged meats processing facility in Sioux Falls, South Dakota. The proposed facility would replace our existing 117-year-old plant currently located in Sioux Falls, South Dakota. Our preliminary estimate of the proposed investment is up to $1.3 billion over the next three years. This investment is contingent on approval by the Company’s board of directors as well as permitting and other regulatory approvals. If approved, construction is anticipated to begin in the first half of 2027 with production estimated to commence by the end of 2028. Additionally, if the project moves forward, we plan to accelerate depreciation and may incur other incremental costs related to closing the existing plant, which are currently under evaluation.
Acquisitions
Nathan’s Famous
On January 20, 2026, we entered into an agreement to acquire all of the issued and outstanding shares of Nathan’s for $102.00 per share in cash. The acquisition is expected to be funded using cash on hand. Since March 2014, we have held an exclusive license to manufacture, distribute, market and sell “Nathan’s Famous” branded hot dogs, sausages, corned beef and certain other ancillary products through retail outlets in the U.S. and Canada and Sam’s Clubs in Mexico. The license is scheduled to expire in March 2032. The closing of the transaction is expected to occur in the first half of 2026, subject to satisfaction of certain conditions set forth in the merger agreement, including obtaining approval by the holders of a majority of the outstanding Nathan’s common stock, approval from CFIUS and other customary closing conditions.
Nashville, Tennessee Facility
On July 30, 2024, we acquired a dry sausage production facility located in Nashville, Tennessee from Cargill Meat Solutions Corporation for $38 million. The acquisition is part of our strategy to grow our value-added packaged meats business and serve the growing demand for high-quality pepperoni, salami, charcuterie and other dry sausage products.

Restructuring and Optimization
Springfield, Massachusetts Facility
On February 6, 2026, we announced our decision to exit our leased Springfield, Massachusetts dry sausage production facility by the end of August 2026 and consolidate production across our network, including at our recently acquired Nashville, Tennessee facility. The decision to close the Springfield facility is part of the Company’s ongoing efforts to optimize its manufacturing footprint and improve operational and cost efficiencies. The costs to close the facility are estimated to be approximately $10 million and primarily represent asset write-downs.
Elizabeth, New Jersey Facility
On June 30, 2025, we exited our leased Elizabeth, New Jersey facility, a small specialty dry sausage production facility, and consolidated production across our network. Costs associated with closing the plant primarily include equipment that we disposed of prior to the end of the asset’s useful life. The charges associated with the closing were not material.
Altoona, Iowa Facility
On August 30, 2024, we exited our leased Altoona, Iowa ham boning facility and consolidated production volume into other locations to improve manufacturing efficiencies. Charges associated with the closing were not material.
Administrative Process Optimization
In the fourth quarter of 2025, we commenced an initiative to modernize and optimize certain of our administrative and transactional processes. As part of this initiative, we will employ new and advanced technologies, including artificial intelligence and robotic process automation, that will allow us to drive significant improvements in operational efficiency and productivity. As a result of this initiative, we recognized $3 million in employee termination benefit costs in SG&A in the fourth quarter of fiscal year 2025 and anticipate additional one-time restructuring costs totaling approximately $11 million in fiscal year 2026.
Office Closures
In the second quarter of 2025, we announced a plan to close our satellite offices in Lisle, Illinois and Kansas City, Missouri and move work performed at those locations to our headquarters in Smithfield, Virginia. As a result, we estimated and accrued $4 million of employee termination benefit costs in SG&A in the consolidated statement of income in the second quarter of 2025 for personnel who are not expected to relocate.
Workforce Reduction
In the first quarter of 2025, we implemented a reduction in workforce initiative to streamline our operations and reduce operating expenses. We eliminated certain corporate and plant positions and recognized employee termination benefit costs totaling $9 million in the consolidated statement of income in the first quarter of 2025 with $6 million classified in SG&A and $2 million classified in cost of sales.
Hog Production Reform
Beginning in 2023, as part of our Hog Production Reform initiative, we took a number of actions to optimize the size of our Hog Production segment’s operations and improve its cost structure, including ceasing certain farm operations, terminating certain agreements with underperforming contract farmers and reducing the size of our hog production business. We recognized charges totaling $31 million in cost of sales in fiscal year 2024 as a result of this initiative, including a $4 million loss on the sale of certain hog farms in Missouri, from which we received $32 million in proceeds.
Additionally, on December 17, 2024, we sold our hog production assets in Utah, excluding the live animals, for $58 million. The transaction resulted in a gain of $32 million, which was recognized in operating gains in the consolidated statement of income in the fourth quarter of 2024. As part of the agreement, we leased back certain farm and feed properties that we continue to operate.
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
Results of Operations
Consolidated Results of Continuing Operations

	Fiscal Year
	2025	2024	$ Change	% Change
	(in millions)
Sales	$15,531	$14,142	$1,389	9.8%
Cost of sales	13,442	12,244	1,197	9.8%
Gross profit	2,089	1,897	192	10.1%
Selling, general and administrative expenses	849	840	9	1.1%
Operating gains	(52)	(60)	8	(12.9)%
Operating profit	1,292	1,118	175	15.6%
Interest expense, net	41	66	(25)	(38.1)%
Non-operating gains	(18)	(9)	(9)	103.3%
Income from continuing operations before income taxes	1,270	1,061	209	19.7%
Income tax expense	283	271	12	4.5%
Income from equity method investments	(12)	(8)	(4)	51.9%
Net income from continuing operations	998	798	201	25.2%
Net income from continuing operations attributable to noncontrolling interests	11	14	(3)	(21.7)%
Net income from continuing operations attributable to Smithfield	$987	$783	$204	26.0%

Operating Profit (Loss) by Segment

	Fiscal Year
	2025	2024	$ Change	% Change
	(in millions)
Packaged Meats	$1,094	$1,168	$(74)	(6.4)%
Fresh Pork	214	266	(52)	(19.7)%
Hog Production	176	(144)	320	NM
Other	45	35	10	29.1%
Corporate expenses	(128)	(153)	26	16.8%
Unallocated (1)	(109)	(55)	(55)	(99.2)%
Operating profit	$1,292	$1,118	$175	15.6%
________________
(1)We do not allocate certain items to our operating segments such as litigation charges, exit and disposal costs, insurance recoveries, gains and losses on the sale of property, plant and equipment and other assets, accelerated depreciation, and employee termination benefits, among others.
Results of Operations Analysis
The following discussion provides an analysis of our results of operations for the fiscal year of 2025 compared to the fiscal year of 2024.
Sales

	Fiscal Year
	2025	2024	$ Change	% Change
	(in millions)
Sales by segment:
Packaged Meats	$8,757	$8,319	$438	5.3%
Fresh Pork	8,344	7,873	471	6.0%
Hog Production	3,393	3,002	391	13.0%
Other	528	471	58	12.2%
Total segment sales	21,023	19,665	1,358	6.9%
Inter-segment sales eliminations:
Fresh Pork	(3,327)	(2,990)	(337)	11.3%
Hog Production	(2,164)	(2,533)	369	(14.6)%
Other	(1)	(1)	—	(3.6)%
Total inter-segment sales eliminations	(5,492)	(5,524)	32	(0.6)%
Consolidated sales	$15,531	$14,142	$1,389	9.8%
Packaged Meats. Segment sales increased by $438 million, or 5.3%, primarily as a result of a 5.6% increase in average sales price. The increase in average sales price was primarily due to higher raw material costs, which translated into higher sales prices of our packaged meats products. Volume remained relatively consistent year-over-year.
Fresh Pork. Segment sales increased by $471 million, or 6.0%, primarily attributable to a 5.8% increase in our average sales price. The increase in the average sales price is directionally aligned with the 7.4% increase in the cut-

out values reported by the USDA, which averaged $1.03 per pound in 2025, primarily due to lower U.S. pork production coupled with continued strong demand for pork. Volume remained relatively consistent year-over-year.
Hog Production. Segment sales increased by $391 million, or 13.0%, primarily due to the following factors, which more than offset an approximately 3.4 million, or 23.4%, decrease in the number of market hogs sold due to our Hog Production Reform initiative:
•Sales of commercial hog inventories, transportation services and other ancillary goods and services to Murphy Family Farms and VisionAg totaling $363 million in 2025.
•A $411 million increase in grain and feed sales primarily attributable to our livestock feed supply agreements with Murphy Family Farms and VisionAg.
•An 8.9% increase in our average market hog sales price, inclusive of the effects of hedging, driven by an increase in the lean hog price index published by the CME.
Other. Segment sales increased by $58 million, or 12.2%, primarily due to an 11.5% increase in average sales price and a 6.4% increase in volume in our Mexico operations. The increase was partially offset by lower sales in our Bioscience operations.
Inter-segment Eliminations
•Fresh Pork. The increase in inter-segment sales by our Fresh Pork segment was attributable to higher market values for fresh pork components sold to our Packaged Meats segment, partially offset by a 0.6% decrease in sales volume.
•Hog Production. The decrease in inter-segment sales by our Hog Production segment was attributable to our strategic initiative to optimize our hog production operations, which reduced the number of hogs produced by our Hog Production segment, partially offset by an increase in the average sales price.
Cost of Sales

	Fiscal Year
	2025	2024	$ Change	% Change
	(in millions)
Packaged Meats	$7,295	$6,759	$536	7.9%
Fresh Pork	7,965	7,419	545	7.3%
Hog Production	3,179	3,104	75	2.4%
Other	458	412	47	11.4%
Unallocated	36	74	(38)	(51.1)%
Inter-segment eliminations	(5,492)	(5,524)	32	(0.6)%
Cost of sales	$13,442	$12,244	$1,197	9.8%
Packaged Meats. Cost of sales in our Packaged Meats segment increased by $536 million, or 7.9%, driven primarily by the following factors, which more than offset lower freight and cold storage costs:
•A $525 million increase in raw material costs primarily attributable to the effect of higher fresh pork market prices.
•A $32 million decrease in employee retention tax credits.
Fresh Pork. Cost of sales in our Fresh Pork segment increased by $545 million, or 7.3%, driven primarily by the following factors, which more than offset lower manufacturing, freight and cold storage costs:
•A $579 million increase in raw material costs primarily attributable to higher market prices for hogs.

•A $35 million decrease in employee retention tax credits.
Hog Production. Cost of sales in our Hog Production segment increased by $75 million, or 2.4%, due to:
•A $412 million increase in the cost of grain and feed sales primarily attributable to our livestock feed supply agreements with Murphy Family Farms and VisionAg.
•The sale of commercial hog inventories, transportation services and other ancillary goods and services to Murphy Family Farms and VisionAg, which increased cost of sales by $319 million in fiscal year 2025.
•An $8 million decrease in employee retention tax credits.
These increases were partially offset by a $427 million decrease in raw material costs, a $174 million decrease in operating costs and a $62 million decrease in the cost of breeding stock sales, largely attributable to the reduction in the size of our hog production operations.
Other. Cost of sales in our Other segments increased by $47 million, or 11.4%, driven primarily by a $56 million increase in raw material costs in our Mexico operations. The increase was partially offset by a decrease in raw material costs in our Bioscience operations primarily due to lower sales volume.
Unallocated. Unallocated cost of sales decreased by $38 million, or 51.1%, primarily due to lower exit and disposal costs associated with Hog Production Reform.
Selling, General and Administrative Expenses

	Fiscal Year
	2025	2024	$ Change	% Change
	(in millions)
Packaged Meats	$367	$394	$(27)	(6.8)%
Fresh Pork	166	188	(22)	(11.7)%
Hog Production	38	42	(4)	(8.7)%
Other	25	24	—	2.0%
Corporate expenses	128	154	(26)	(16.8)%
Unallocated	125	38	87	227.9%
Selling, general and administrative expenses	$849	$840	$9	1.1%
SG&A increased by $9 million, or 1.1%, in fiscal year 2025, primarily due to the following factors, which more than offset various broad-based expense savings, including those attributable to our workforce reduction initiative:
•A $75 million increase in litigation charges in fiscal year 2025, which were not allocated to our operating segments.
•Accruals for employee termination benefits totaling $14 million in fiscal year 2025 related to our workforce reduction initiative and the decision to close our satellite offices in Lisle, Illinois and Kansas City, Missouri. These charges were not allocated to our operating segments.

Operating Gains
The following table provides details of operating gains.

	Fiscal Year
	2025	2024
	(in millions)
Insurance recoveries (1)	$(37)	$(9)
Gain on disposal of assets (2)	(7)	(43)
Other operating gains	(8)	(8)
Operating gains	$(52)	$(60)
________________
(1)Consists of gains recognized in connection with settlements of insurance claims associated with past litigation and property damage.
(2)     Fiscal year 2024 includes a $32 million gain on the sale of hog farms in Utah and a $6 million gain on the sale of assets to Murphy Family Farms in the fourth quarter of 2024.
Interest Expense, Net
Interest expense, net decreased by $25 million, or 38.1%, due to higher levels of cash and cash equivalents earning interest in the current year, which more than offset the impact of earning lower interest rates.
Non-Operating Gains
The following table provides details of non-operating (gains) losses.

	Fiscal Year
	2025	2024
	(in millions)
Gain on assets held in rabbi trusts (1)	$(34)	$(16)
Net pension and postretirement benefits cost (2)	17	10
Other non-operating gains	(1)	(2)
Non-operating gains	$(18)	$(9)
________________
(1)Consists of assets held in rabbi trusts used to fund nonqualified defined benefit pension plans and deferred compensation plans. Fiscal year 2025 includes a $17 million gain recognized in the third quarter of 2025 for a one-time benefit on company-owned life insurance policies.
(2)Includes the components of net pension and postretirement benefits cost other than service cost, which is included in operating profit. These components consist of interest cost, expected return on plan assets, amortization of actuarial gains/losses and prior service costs/credits, and curtailment gains.
Income Tax Expense
Income tax expense increased by $12 million, or 4.5%, in fiscal year 2025, primarily due to higher earnings year-over-year. Our effective tax rate attributable to continuing operations decreased to 22.3% in fiscal year 2025 compared to 25.5% in fiscal year 2024 primarily due to the conclusion of certain U.S. federal income tax matters in fiscal year 2024 and by a non-taxable gain recognized in fiscal year 2025 for a one-time benefit on company-owned life insurance policies. The decrease was partially offset by limitations on the deductibility of certain executive compensation.
Liquidity and Capital Resources
Our sources of liquidity include cash and cash equivalents on hand together with availability under our committed revolving credit facilities. As of December 28, 2025, we had $3,837 million of available liquidity consisting of $1,539 million in cash and cash equivalents and $2,298 million of availability under our committed credit facilities. Availability under our committed credit facilities is reduced by the principal amount of any outstanding commercial paper. We believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations and commitments for at least the next twelve months.
Credit Facilities

	December 28, 2025
Facility	Capacity	Borrowing Base Adjustment	Outstanding Borrowings	Commercial Paper Borrowings	Outstanding Letters of Credit	Amount Available
	(in millions)
Senior Revolving Credit Facility	$2,100	$—	$—	$—	$—	$2,100
Securitization Facility	225	—	—	—	(27)	198
Total credit facilities	$2,325	$—	$—	$—	$(27)	$2,298
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
Accounts Receivable Securitization Facility
We maintain a $225 million accounts receivable securitization facility (“Securitization Facility”), which matures in November 2027. As part of the Securitization Facility, certain accounts receivable of our major domestic meat processing subsidiaries are sold to a wholly-owned “bankruptcy remote” special purpose vehicle (“SPV”). The SPV pledges all such accounts receivable not otherwise sold pursuant to the Monetization Facility (as defined below) as security for loans made, and letters of credit issued, by participating lenders under the Securitization Facility. The SPV is included in our consolidated financial statements and therefore the accounts receivable owned by it are included in our consolidated balance sheets. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of December 28, 2025, the SPV held $654 million of accounts receivable. We must maintain certain ratios related to the collection of our receivables as a condition of the Securitization Facility agreement. As of December 28, 2025, we had $27 million in letters of credit issued under the Securitization Facility. None of the letters of credit were drawn upon.

Monetization Facility
On July 22, 2025, we terminated an uncommitted $250 million accounts receivable monetization facility (“Monetization Facility”) and paid $232 million to participating banks to reacquire the outstanding balance of accounts receivable previously sold under the facility. The Monetization Facility was originally established to provide us with additional liquidity and working capital flexibility. In light of our liquidity position and internal capital resources as of July 22, 2025, we determined that the Monetization Facility was no longer cost-effective or necessary. There were no early termination penalties or other material exit costs incurred in connection with the termination of the Monetization Facility.
Cash Flows From Operating Activities of Continuing Operations

	Fiscal Year
	2025	2024
	(in millions)
Cash flows from operating activities:
Net income	$998	$970
Less: Net income from discontinued operations	—	(172)
Net income from continuing operations	$998	$798
Adjustments to reconcile net income from continuing operations to net cash flows from operating activities of continuing operations:
Depreciation and amortization	332	339
Deferred income tax expense	94	91
Stock compensation expense	9	—
(Gain) loss on sale of property, plant and equipment and other assets	12	(21)
Income from equity method investments	(12)	(8)
Gain on assets held in rabbi trusts	(34)	(16)
Change in accounts receivable	(470)	(6)
Change in inventories	118	138
Change in prepaid expenses and other current assets	(6)	(88)
Change in accounts payable	65	(19)
Change in accrued expenses and other current liabilities	(63)	(261)
Other	17	(32)
Net cash flows from operating activities of continuing operations	$1,059	$916
The increase in net cash flows from operating activities of continuing operations year-over-year was primarily driven by higher earnings, partially offset by changes in working capital. The following describes the significant changes in working capital:
•Accounts receivable. Accounts receivable increased in fiscal year 2025 primarily driven by the termination of our Monetization Facility in July 2025 and the sale of commercial hog inventories and feed to Murphy Family Farms and VisionAg.
•Inventories. Inventories decreased in fiscal year 2025 primarily driven by lower hog inventory volumes, reflecting the sale of commercial hog inventories to Murphy Family Farms and VisionAg, partially offset by higher meat inventories primarily driven by higher market prices. Inventories decreased in fiscal year 2024 primarily due to lower commodity prices for feed grains and lower inventory volumes attributable to Hog Production Reform decisions.
•Prepaid expenses and other current assets. Prepaid expenses and other current assets increased in fiscal year 2024 largely due to an increase in income taxes receivable, which was primarily driven by a tax benefit recognized in connection with the carve-out of our European operations, and an increase in prepaid deposits for grain in Mexico.
•Accounts payable. Accounts payable increased in fiscal year 2025 primarily due to purchases of commercial hog inventories from Murphy Family Farms and VisionAg.
•Accrued expenses and other current liabilities. Accrued expenses and other current liabilities decreased in fiscal year 2025 largely due to lower accrued payroll expenses resulting from recent reductions in workforce and a change in our policies for paid time off. Accrued expenses and other current liabilities decreased in fiscal year 2024 largely due to payments related to litigation settlements and our Hog Production Reform activities.
Cash Flows From Investing Activities of Continuing Operations

	Fiscal Year
	2025	2024
	(in millions)
Cash flows from investing activities:
Capital expenditures	$(341)	$(350)
Net expenditures from breeding stock transactions	(14)	(43)
Investments in partnerships and other assets	(12)	(13)
Proceeds from sale of property, plant and equipment and other assets	14	99
Cash receipts on notes receivable	25	—
Other	18	9
Net cash flows used in investing activities of continuing operations	$(309)	$(298)
The following items explain the significant investing activities:
•Capital expenditures. Capital expenditures for both periods consisted primarily of various plant automation and improvement projects. Fiscal year 2024 also includes $33 million for the purchase of a dry sausage production facility located in Nashville, Tennessee.
•Investments in partnerships and other assets. We made capital contributions totaling $7 million and $5 million to a biogas joint venture in fiscal years 2025 and 2024, respectively. Also, in fiscal year 2024, we became a member of, and contributed $3 million to, Murphy Family Farms.
•Proceeds from the sale of property, plant and equipment and other assets. In fiscal year 2025, we received $7 million for the sale of hog farms in Missouri. In fiscal year 2024, we received $58 million and $32 million for the sale of hog farms in Utah and Missouri, respectively.
•Cash receipts on notes receivable. Cash receipts on notes receivable primarily consists of payments from Murphy Family Farms and VisionAg related to sales of breeding stock and related assets, which we financed through interest-bearing notes.

Cash Flows From Financing Activities of Continuing Operations

	Fiscal Year
	2025	2024
	(in millions)
Cash flows from financing activities:
Payment of dividends	$(396)	$(288)
Principal payments on long-term debt and finance lease obligations	(3)	(24)
Payment of deferred purchase consideration for acquisition	(2)	(2)
Repayments to Securitization Facility	—	(14)
Proceeds from Securitization Facility	—	14
Net repayments to revolving credit facilities	—	(8)
Net proceeds from issuance of common stock	236	—
Other	1	1
Net cash flows used in financing activities of continuing operations	$(164)	$(321)
The following items explain the significant financing activities:
•Payment of dividends. In both periods, $1 million of dividends was paid to the noncontrolling interest (“NCI”) holder of our consolidated subsidiary, Altosano, and the remainder was paid to our shareholders.
•Net proceeds from issuance of common stock. In the first quarter of 2025, we received $236 million in net proceeds from our IPO after deducting underwriting discounts, commissions and fees.
Contractual Obligations and Commitments
Our cash requirements for long-term contractual obligations and commitments as of December 28, 2025 are presented in the following table:

	Due Date by Period
	2026	2027	2028	2029	2030	2031 & thereafter	Total
	(in millions)
Debt principal payments (1)	$—	$600	$—	$400	$500	$500	$2,000
Debt interest payments	74	51	49	33	25	9	242
Guaranteed royalty payments (2)	15	16	16	16	17	17	97
Lease obligations (3)	92	80	68	41	28	197	506
Pension and other postretirement benefit obligations (4)	26	—	—	—	—	—	204
Commitments to investees (5)	—	—	—	—	—	—	198
Purchase commitments:
Hog procurement (6)	2,994	1,825	1,383	1,177	792	792	8,964
Contract hog growers (7)	267	144	130	67	29	89	727
Grain procurement (8)	99	—	—	—	—	—	99
Other	72	18	16	16	16	198	335
Other long-term liabilities (9)	—	—	—	—	—	—	174
Total	$3,640	$2,734	$1,662	$1,751	$1,408	$1,802	$13,546
________________
(1)In the event of default on a payment, acceleration of principal payments could occur.
(2)Represents guaranteed royalty payments to license the Nathan’s Famous brand. These payments would cease if the acquisition of Nathan’s is successfully completed.

(3)Amounts presented for lease obligations represent the undiscounted contractual lease payments for our operating and finance lease obligations. For more information on leases, see “Note 12: Lease Obligations, Commitments and Guarantees” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(4)We historically provided the majority of our U.S. employees with pension benefits. Funding requirements for our pension plans are determined based on the funded status measured at the end of each year. The values of our pension obligation and related assets may fluctuate significantly, which may in turn lead to a larger underfunded status in our pension plans and a higher funding requirement. The funding requirement for our qualified pension plans in fiscal year 2026 is expected to be $5 million. We also expect to contribute $22 million to our non-qualified pension plans to cover expected benefit payments. We are unable to reliably estimate the amount and timing of the remaining payments beyond fiscal year 2026, therefore we have only the estimated funding for fiscal year 2026 and the total liability as of December 28, 2025 in the table above. For more information, see “Note 14: Pension and Other Retirement Plans” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(5)In 2019, we announced that we planned to contribute up to $250 million to our joint venture, Align RNG, LLC (“Align”) through 2028 to fund various projects as approved by Align’s board from time to time. As of December 28, 2025, we had contributed $121 million in capital toward these planned contributions. Should the board, of which we have 50% of the voting power, choose not to approve additional projects, the remaining contributions would not be required. Additionally, we have committed to contribute up to $25 million to the TPG Rise Climate investment fund through July 2027. As of December 28, 2025, we had contributed $21 million in capital toward this commitment. Lastly, we have capital support agreements with Murphy Family Farms and VisionAg whereby we are committed to advance up to $50 million and $15 million, respectively, to cover operating costs if certain conditions are met. No such advances have been made. We are unable to reliably estimate if or when any of these commitments will be drawn upon.
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
(8)Includes fixed-price forward grain purchase contracts totaling $67 million. Also includes unpriced forward grain purchase contracts which, if valued using market prices as of December 28, 2025, would be $33 million. These forward grain contracts are accounted for as normal purchases. As a result, they are not recorded in the balance sheet.
(9)Other long-term liabilities consist of long-term casualty insurance reserves, deferred compensation and unrecognized tax benefits, among others. We are unable to estimate reliably the timing of settlement of these liabilities.
Other Anticipated or Potential Cash Requirements
Capital Expenditures
The Company remains in a strong financial position due to its robust cash flows, liquidity, and solid balance sheet. We plan to continue to support the business in 2026 through capital expenditures in the range of $350 million to $450 million, inclusive of profit improvement projects, such as packaged meats capacity expansion and automation, as well as repairs and maintenance.
If approved by our board of directors and completed on the expected schedule, we estimate that our investment in a new fresh pork and packaged meats processing facility in Sioux Falls, South Dakota will be up to $1.3 billion over the next three years.
Nathan’s Famous
We expect to pay approximately $450 to $500 million for our pending acquisition of Nathan’s, including transaction costs and the payoff of assumed debt. The transaction is expected to close during the first half of 2026, subject to obtaining regulatory approvals and other customary closing conditions.
Dividends
Returning cash to shareholders in the form of dividends is also a top priority for the Company. In fiscal year 2025, we paid dividends of $1.00 per share. On March 23, 2026, our Board declared a quarterly cash dividend of $0.3125 per share of common stock, which is payable on April 21, 2026, to shareholders of record on April 7, 2026. We anticipate the remaining quarterly dividends in fiscal year 2026 will be $0.3125 per share, resulting in an annual dividend rate in fiscal year 2026 of $1.25 per share. The declaration of dividends is subject to the discretion of our Board and depends on various factors, including our net income, financial condition, cash requirements, business prospects, and other factors that our Board deems relevant to its analysis and decision making.
Monarch Sale Notice
On January 16, 2025, TPG Rise Climate (“TPG”), one of the other two equal joint venture partners in Monarch Bio Energy, LLC (“Monarch”), delivered a sale notice under the joint venture agreement, which required Monarch to pursue a sale of the joint venture. A sale has not yet occurred and as a result, TPG may require that Monarch purchase TPG’s ownership interest in Monarch.
Altosano Redeemable Noncontrolling Interest
The NCI holder in Altosano currently has the right to exercise a put option that would obligate us to redeem 40% of their interest. After December 31, 2027 the NCI holder in Altosano has the right to exercise a put option for the remainder of their interest. The redemption value for the NCI is fair value. As of December 28, 2025, the value of the NCI on our consolidated balance sheet was $264 million.
Contingent Losses
The consolidated financial statements reflect accruals for contingent losses associated with various claims. Legal expenses incurred in our and our subsidiaries’ defense of these claims and any payments made to plaintiffs through unfavorable verdicts or otherwise could negatively impact our cash flows and our liquidity position. For more information on contingencies, refer to “Note 19: Regulation and Contingencies” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Risk Management Activities
We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described in “Quantitative and Qualitative Disclosures About Market Risk” and “Note 8: Derivative Financial Instruments” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Our liquidity position may be positively or negatively affected by changes in the value of our derivative portfolio. When the value of our open derivative contracts decreases, we may be required to post margin deposits with our brokers and counterparties to cover a portion of the decrease. Conversely, when the value of our open derivative contracts increases, our brokers may be required to deliver margin deposits to us for a portion of the increase. Over the past three years, the maximum amount of margin deposits held by our brokers and counterparties at any given time was $121 million.
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

	Fiscal Year		Affected income statement account
	2025	2024
	(in millions, except per share data)
Net income from continuing operations attributable to Smithfield	$987	$783
Litigation charges	73	—	SG&A
Reduction in workforce (1)	9	—	SG&A
Reduction in workforce (1)	2	—	Cost of sales
Office closures (2)	4	—	SG&A
Hog Production Reform (3)	5	31	Cost of sales
Hog Production Reform (4)	(4)	(38)	Operating gains
Plant closure	2	—	Cost of sales
Incremental costs from destruction of property	—	4	Cost of sales
Employee retention tax credits (5)	(10)	(86)	Cost of sales
Employee retention tax credits (5)	—	(1)	SG&A
Insurance recoveries (6)	(36)	(4)	Operating gains
Company-owned life insurance gain (7)	(17)	—	Non-operating gains
Income tax effect of non-GAAP adjustments (8)	(11)	24	Income tax expense
Adjusted net income from continuing operations attributable to Smithfield	$1,002	$714

Net income from continuing operations attributable to Smithfield per diluted common share	$2.51	$2.06
Adjusted net income from continuing operations attributable to Smithfield per diluted common share	$2.55	$1.88
________________
(1)Consists of severance costs associated with workforce reduction initiatives. Total severance costs round up to $12 million.
(2)Consists of severance costs associated with the planned closure of our satellite offices in Lisle, Illinois and Kansas City, Missouri.
(3)Consists of contract termination costs, loss on asset disposals, employee termination benefits, accelerated depreciation charges and other exit costs associated with our Hog Production Reform initiative.
(4)    Fiscal year 2025 includes a $3 million gain on the sale of certain of our hog farms in Missouri. Fiscal year 2024 includes a $32 million gain on the sale of hog farms in Utah and a $6 million gain on the sale of assets to Murphy Family Farms.
(5)    Represents the recognition of employee retention tax credits received under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.
(6)    Consists of gains recognized in connection with settlements of insurance claims associated with past litigation and property damage.
(7)    Consists of a gain recognized in the third quarter of 2025 for a one-time benefit on company-owned life insurance policies.
(8)    Represents the tax effects of the non-GAAP adjustments based on a statutory tax rate of 25.7%.
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

	Fiscal Year		Affected Income Statement Account
	2025	2024
	(in millions, except percentages)
Net income from continuing operations	$998	$798
Interest expense, net	41	66
Income tax expense	283	271
Depreciation and amortization	332	339
EBITDA from continuing operations	$1,654	$1,474
Litigation charges	73	—	SG&A
Reduction in workforce (1)	9	—	SG&A
Reduction in workforce (1)	2	—	Cost of sales
Office closures (2)	4	—	SG&A
Hog Production Reform (3)	3	29	Cost of sales
Hog Production Reform (4)	(4)	(38)	Operating gains
Plant closure (5)	1	—	Cost of sales
Incremental costs from destruction of property	—	4	Cost of sales
Employee retention tax credits (6)	(10)	(86)	Cost of sales
Employee retention tax credits (6)	—	(1)	SG&A
Insurance recoveries (7)	(36)	(4)	Operating gains
Company-owned life insurance gain (8)	(17)	—	Non-operating gains
Adjusted EBITDA from continuing operations	$1,677	$1,379

Net income margin from continuing operations	6.4%	5.6%
Adjusted EBITDA margin from continuing operations	10.8%	9.7%
________________
(1)Consists of severance costs associated with workforce reduction initiatives. Total severance costs round up to $12 million.
(2)Consists of severance costs associated with the planned closure of our satellite offices in Lisle, Illinois and Kansas City, Missouri.
(3)Consists of contract termination costs, loss on asset disposals, employee termination benefits and other exit costs associated with our Hog Production Reform initiative. Excludes accelerated depreciation charges as such amounts are included in the depreciation and amortization line in this table.
(4)Fiscal year 2025 includes a $3 million gain on the sale of certain of our hog farms in Missouri. Fiscal year 2024 includes a $32 million gain on the sale of hog farms in Utah and a $6 million gain on the sale of assets to Murphy Family Farms.
(5)Excludes accelerated depreciation charges as such amounts are included in the depreciation and amortization line in this table.
(6)Represents the recognition of employee retention tax credits received under the CARES Act.
(7)Consists of gains recognized in connection with settlements of insurance claims associated with past litigation and property damage.
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

	Fiscal Year Ended
	December 28, 2025	December 29, 2024
	(in millions, except ratios)
Current portion of long-term debt and capital lease	$3	$3
Long-term debt and finance lease obligations	2,000	1,999
Total debt and finance lease obligations	$2,003	$2,002
Cash and cash equivalents	(1,539)	(943)
Net debt	$464	$1,059

Net income from continuing operations	$998	$798
Adjusted EBITDA from continuing operations	$1,677	$1,379

Ratio of total debt and finance lease obligations to net income from continuing operations	2.0x	2.5x
Ratio of net debt to adjusted EBITDA from continuing operations	0.3x	0.8x
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

Fiscal Year 2025	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Consolidated
	(in millions, except percentages)
Operating profit (loss)	$1,094	$214	$176	$45	$(128)	$(109)	$1,292
Litigation charges	—	—	—	—	—	73	73
Reduction in workforce (4)	—	—	—	—	—	12	12
Office closures (5)	—	—	—	—	—	4	4
Plant closure	—	—	—	—	—	2	2
Hog Production Reform	—	—	—	—	—	1	1
Employee retention tax credits (6)	(5)	(5)	—	—	—	—	(10)
Insurance recoveries (7)	—	—	—	—	—	(36)	(36)
Adjusted operating profit (loss)	$1,089	$209	$176	$45	$(128)	$(55)	$1,336

Operating profit margin	12.5%	2.6%	5.2%	8.6%	NM	NM	8.3%
Adjusted operating profit margin	12.4%	2.5%	5.2%	8.6%	NM	NM	8.6%

Fiscal Year 2024	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Consolidated
	(in millions, except percentages)
Operating profit (loss)	$1,168	$266	$(144)	$35	$(153)	$(55)	$1,118
Incremental costs from destruction of property	—	—	—	—	—	4	4
Insurance recoveries (7)	—	—	—	—	—	(4)	(4)
Hog Production Reform (8)	—	—	—	—	—	(7)	(7)
Employee retention tax credits (6)	(38)	(41)	(8)	—	—	—	(87)
Adjusted operating profit (loss)	$1,130	$225	$(152)	$35	$(153)	$(61)	$1,024

Operating profit (loss) margin	14.0%	3.4%	(4.8)%	7.4%	NM	NM	7.9%
Adjusted operating profit (loss) margin	13.6%	2.9%	(5.0)%	7.4%	NM	NM	7.2%
________________
(1)Includes our Mexico and Bioscience operations.
(2)Represents general corporate expenses for management and administration of the business.
(3)We do not allocate certain items to our operating segments such as litigation charges, exit and disposal costs, insurance recoveries, gains and losses on the sale of property, plant and equipment and other assets, accelerated depreciation, and employee termination benefits, among others.
(4)Consists of severance costs associated with workforce reduction initiatives.
(5)Consists of severance costs associated with the planned closure of our satellite offices in Lisle, Illinois and Kansas City, Missouri.
(6)Represents the recognition of employee retention tax credits received under the CARES Act.
(7)Consists of gains recognized in connection with settlements of insurance claims associated with past litigation and property damage.
(8)Consists of a $32 million gain on the sale of our Utah hog farms and a $6 million gain on the sale of breeding stock to Murphy Family Farms, partially offset by contract termination costs, loss on asset disposals, employee termination benefits, accelerated depreciation charges and other exit costs associated with our Hog Production Reform initiative.

Critical Accounting Estimates
The preparation of consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions are based on our judgment, experience and our understanding of the current facts and circumstances. Actual results could differ from those estimates. Certain of our accounting estimates are considered critical as they are both important to the representation of our financial condition and results of operations and require significant or complex judgment on the part of management. The following is a summary of certain accounting policies and estimates that we consider to be critical. Our accounting policies are more fully discussed in “Note 1: Summary of Significant Accounting Policies” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Impairment of Goodwill and Indefinite-Lived Intangible Assets
Goodwill and non-amortizable intangible assets are tested for impairment annually on the first day of the fourth quarter, or sooner if impairment indicators arise. In the evaluation of goodwill for impairment, we may perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is not, no further analysis is required. If it is, a quantitative goodwill impairment test is performed to measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any.
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
The selection of earnings multiples is dependent upon assumptions regarding future levels of operating performance as well as business trends and prospects, and industry, market and economic conditions. A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, growth rates and discount rates. When estimating future discounted cash flows, we consider the assumptions that hypothetical marketplace participants would use in estimating future cash flows. In addition, where applicable, an appropriate discount rate is used, based on an industry-wide average cost of capital or location-specific economic factors. We consider all these factors to be level 3 inputs, as defined in “Note 17: Fair Value Measurements” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
The fair values of our trademarks have been estimated using a royalty rate method. Assumptions about royalty rates are based on the rates at which similar brands and trademarks are licensed in the marketplace.
Our impairment analysis contains uncertainties due to uncontrollable events that could positively or negatively impact the anticipated future economic and operating conditions.
As of December 28, 2025, we had $1,623 million of goodwill and $1,216 million of non-amortizable trademarks. Our goodwill is included in the following reporting units:
•Packaged Meats: $1,503 million
•Mexico: $79 million
•Fresh Pork: $34 million
•Hog Production: $4 million
•Bioscience: $4 million
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
We record liabilities for unrecognized tax benefits based on our analysis of whether, and the extent to which, additional taxes will be due. We record these liabilities using a two-step process in which (1) we evaluate whether we believe it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the tax authority. The difference between the tax benefit claimed or expected to be claimed on a tax return and the amount recognized for financial reporting purposes is recorded as a liability.
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
Our analysis of unrecognized tax benefits requires considerable judgment about the likelihood and amount of benefit that would be sustained upon examination by tax authorities.
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
Over the past three fiscal years, we have recognized $66 million of income tax expense in years subsequent to the initial recognition and measurement of an unrecognized tax benefit. No payments were made to tax authorities in fiscal year 2025 upon the ultimate resolution of unrecognized tax benefits taken in prior years.
See “Note 13: Income Taxes” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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

The following weighted average assumptions were used to determine our benefit obligation and net benefit cost for fiscal year 2025:
•5.78% – Discount rate to determine net benefit cost;
•5.69% – Discount rate to determine pension benefit obligation; and
•7.25% – Expected return on plan assets.
If actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material. The effects of actual results differing from these assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.
A 0.50% decrease in the discount rate used to measure our projected benefit obligation would have further reduced the funded status by $100 million as of December 28, 2025, and would have resulted in an additional $3 million in net pension cost in fiscal year 2025.
A 0.50% decrease in expected return on plan assets would have resulted in an additional $8 million in net pension cost in fiscal year 2025.
In addition to higher net pension cost, a significant decrease in the funded status of our pension plans caused by either a devaluation of plan assets or a decline in the discount rate would result in higher pension funding requirements.
See “Note 14: Pension and Other Retirement Plans” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information about our accounting for pension and retirement plans.
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
We apply hedge accounting when the change in the market value of derivative contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item. If it is determined that the derivative instruments are no longer effective at offsetting changes in the price of the hedged items, then the mark-to-market method must be applied to account for the derivative instruments prospectively, which could increase volatility in our results of operations. We recognized $8 million, $(25) million and $18 million in gains (losses) on derivatives accounted for under the mark-to-market method in fiscal years 2025, 2024, and 2023, respectively.
For additional information on derivatives, refer to “Note 1: Summary of Significant Accounting Policies” and “Note 8: Derivative Financial Instruments” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, which includes detailed discussions of our accounting for and use of derivative instruments.

Recently Issued Accounting Pronouncements
For a description of recently issued accounting pronouncements, refer to “Note 1: Summary of Significant Accounting Policies” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
The size and mix of our derivative portfolio vary from time to time based on our analysis of current and future market conditions. The following table presents the fair values of our open derivative financial instruments in the consolidated balance sheets.

	December 28, 2025	December 29, 2024
	(in millions)
Livestock (1)	$21	$(30)
Grains (1)	3	6
Energy (1)	1	(5)
________________
(1)Negative amount represents net liabilities.
See “Note 8: Derivative Financial Instruments” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for the effects of derivative instruments on our consolidated statements of income.
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

The following table presents the sensitivity of the fair value of our open commodity derivative contracts to a hypothetical 10% change in market prices, as of December 28, 2025 and December 29, 2024.

	December 28, 2025	December 29, 2024
	(in millions)
Livestock	$46	$64
Grains	—	11
Energy	1	4
Foreign Currency	3	—
Interest Rate Risk
The following table presents the fair values and carrying values of our fixed-rate debt as of December 28, 2025 and December 29, 2024.

	December 28, 2025		December 29, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Total debt	$1,909	$1,986	$1,821	$1,983
We determine the fair value of fixed-rate debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates.
Changes in interest rates impact the fair value of our fixed-rate debt. A hypothetical 10% change in interest rates would have impacted the fair value of our fixed-rate debt by $28 million and $43 million as of December 28, 2025 and December 29, 2024, respectively.
We periodically enter into interest rate swaps to hedge our exposure to changes in interest rates on certain financial instruments and to manage the overall mix of fixed rate and floating rate debt instruments. There were no interest rate swaps outstanding as of December 28, 2025 and December 29, 2024.
Foreign Currency Exchange Risk
Our revenues are primarily generated from transactions denominated in U.S. dollars. However, we also generate revenues from transactions denominated in Mexican Pesos, Japanese yen, Canadian dollars and Australian dollars, among others. We employ foreign currency exchange forward contracts to manage a portion of the exposure to foreign currency exchange risk. The fair values of foreign currency exchange forward contracts as of December 28, 2025 and December 29, 2024 were not material.
Concentration of Credit Risk
Our financial instruments are exposed to concentrations of credit risk primarily through our cash and cash equivalents, accounts receivable and derivatives. From time to time, we may have bank deposits in excess of insurance limits of the Federal Deposit Insurance Corporation. We require banks with which we make deposits to maintain minimum credits ratings. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to our cash and cash equivalents.
Concentrations of credit risk with respect to accounts and notes receivable are limited due to our large number of customers. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. As of December 28, 2025, we had accounts and notes receivable from Murphy Family Farms and VisionAg totaling $218 million and $47 million, respectively. A portion of these balances are secured by the breeding stock and inventories owned by Murphy Family Farms and VisionAg. We have an agreement to purchase 3.2 million and 600,000 market hogs annually from Murphy Family Farms and VisionAg, respectively, which further mitigates our exposure to potential credit risk.

Additionally, as of December 28, 2025, 11% of our accounts receivable balance was due from Walmart. No other single customer or customer group represented 10% or greater of our accounts receivable.
With regards to derivatives used to hedge commodities, foreign exchange and interest rates, we bear risk of nonperformance by counterparties. Our trading relationships are governed by international swaps and derivatives agreements and we mitigate risk by diversifying counterparties and monitoring credit ratings.
An estimate of expected credit losses is recognized as a valuation allowance and adjusted each reporting period. The estimate is based on the current expected credit loss model and is determined based on the age of receivable balances, the financial health of the customer, historical experience, current economic conditions and expectations about future performance. The valuation allowance as of December 28, 2025 and December 29, 2024 was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Smithfield Foods, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Smithfield Foods, Inc. and subsidiaries (the Company) as of December 28, 2025 and December 29, 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 28, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2025, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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

Pension Accounting
Description of the Matter
At December 31, 2025, the Company’s defined benefit pension obligation was $1.82 billion, offset by the fair value of plan assets totaling $1.62 billion. As discussed in Notes 1 and 14 of the consolidated financial statements, the Company, with the assistance of a third-party actuary, measures the defined benefit pension obligation at December 31, or upon a remeasurement event, using actuarial assumptions including discount rates.

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

Contingent Liabilities
Description of the Matter
As described in Note 19 of the consolidated financial statements, the Company is involved in antitrust price-fixing litigation with a number of individual parties. The Company recognizes a contingent liability, including future defense costs, when an assessment of the risk of loss is probable and can be reasonably estimated. For the antitrust price-fixing litigation, where a settlement agreement has not yet been reached with the claimant, judgment is required to determine the probability and estimate of the loss.

Auditing management’s measurement of the amount of contingent liabilities for antitrust price-fixing litigation was subjective and required more complex auditor judgment. For instance, auditing management's judgments related to the outcome of litigation with claimants where the matter has not yet been tried in court or where the Company has not otherwise agreed to a settlement with claimants was more complex due to the judgment applied in evaluating the likelihood of the outcomes.

How We Addressed the Matter in Our Audit
To test the Company's accounting for ongoing antitrust price-fixing litigation, our audit procedures included, among others, reviewing the initial complaint, testing the Company's evaluation of the probability of outcome through inspection of responses to inquiry letters to both internal and external counsel, evaluating relevant events up to the audit report date, and by obtaining written representations from executives of the Company. When applicable, we also compared the Company's evaluation of these matters with its relevant history for similar legal contingencies that have been settled by obtaining and evaluating settlement agreements.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017.
Richmond, Virginia
March 24, 2026

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except for share and per share data)

	Twelve Months Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Sales	$15,531	$14,142	$14,640
Cost of sales	13,442	12,244	13,751
Gross profit	2,089	1,897	889
Selling, general and administrative expenses	849	840	1,050
Operating gains	(52)	(60)	(105)
Operating profit (loss)	1,292	1,118	(56)
Interest expense, net	41	66	76
Non-operating gains	(18)	(9)	(3)
Income (loss) from continuing operations before income taxes	1,270	1,061	(129)
Income tax expense (benefit)	283	271	(41)
(Income) loss from equity method investments	(12)	(8)	46
Net income (loss) from continuing operations	998	798	(133)
Net income from continuing operations attributable to noncontrolling interests	11	14	5
Net income (loss) from continuing operations attributable to Smithfield	987	783	(138)

Income from discontinued operations before income taxes	—	184	185
Income tax expense from discontinued operations	—	13	30
Net income from discontinued operations	—	172	155
Net income from discontinued operations attributable to noncontrolling interests	—	2	—
Net income from discontinued operations attributable to Smithfield	—	170	155

Net income	998	970	23
Net income attributable to noncontrolling interests	11	17	5
Net income attributable to Smithfield	$987	$953	$17

Net income (loss) per common share attributable to Smithfield:
Basic:
Continuing operations	$2.52	$2.06	$(0.36)
Discontinued operations	—	0.45	0.41
Total	$2.52	$2.51	$0.05

Diluted:
Continuing operations	$2.51	$2.06	$(0.36)
Discontinued operations	—	0.45	0.41
Total	$2.51	$2.51	$0.05

Weighted-average shares outstanding:
Basic	392,037,699	380,069,232	380,069,232
Diluted	392,701,169	380,069,232	380,069,232
See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Twelve Months Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Net income	$998	$970	$23

Other comprehensive income (loss), net of tax
Foreign currency translation	77	(53)	219
Pension accounting	49	(44)	16
Hedge accounting	38	(33)	(1)
Total other comprehensive income (loss)	164	(130)	234

Comprehensive income	1,162	839	256
Comprehensive income (loss) attributable to noncontrolling interests	37	(19)	31
Comprehensive income attributable to Smithfield	$1,125	$858	$226
See Notes to Consolidated Financial Statements
SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 28, 2025	December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,539	$943
Accounts receivable, net	1,023	558
Inventories, net	2,328	2,412
Prepaid expenses and other current assets	276	290
Total current assets	5,166	4,202

Property, plant and equipment, net	3,226	3,176
Goodwill	1,623	1,613
Intangible assets, net	1,260	1,266
Operating lease assets	387	335
Equity method investments	209	202
Other assets	306	260
Total assets	$12,177	$11,054

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$856	$777
Current portion of long-term debt and finance lease obligations	3	3
Current portion of operating lease obligations	71	56
Accrued expenses and other current liabilities	811	871
Total current liabilities	1,741	1,706

Long-term debt and finance lease obligations	2,000	1,999
Long-term operating lease obligations	322	286
Deferred income taxes, net	658	518
Net long-term pension obligation	207	279
Other liabilities	185	208

Redeemable noncontrolling interests	264	225

Commitments and contingencies (Notes 12 and 19)

Equity:
Shareholders’ equity:
Preferred stock, no par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 5,000,000,000 shares authorized; 393,112,711 shares issued and outstanding as of December 28, 2025 and 380,069,232 shares issued and outstanding as of December 29, 2024	—	—
Additional paid-in capital	3,338	3,102
Retained earnings	3,776	3,184
Accumulated other comprehensive loss	(314)	(452)
Total shareholders’ equity	6,801	5,834
Total liabilities and equity	$12,177	$11,054

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Twelve Months Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Cash flows from operating activities:
Net income	$998	$970	$23
Less: Net income from discontinued operations	—	(172)	(155)
Net income (loss) from continuing operations	$998	$798	$(133)
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities of continuing operations:
Depreciation and amortization	332	339	427
Deferred income tax expense	94	91	(130)
Stock compensation expense	9	—	—
(Gain) loss on sale of property, plant and equipment and other assets	12	(21)	(73)
(Income) loss from equity method investments	(12)	(8)	46
Gain on assets held in rabbi trusts	(34)	(16)	(12)
Change in accounts receivable	(470)	(6)	157
Change in inventories	118	138	469
Change in prepaid expenses and other current assets	(6)	(88)	57
Change in accounts payable	65	(19)	(215)
Change in accrued expenses and other current liabilities	(63)	(261)	80
Other	17	(32)	15
Net cash flows from operating activities of continuing operations	1,059	916	688

Cash flows from investing activities:
Capital expenditures	(341)	(350)	(353)
Net expenditures from breeding stock transactions	(14)	(43)	(48)
Investments in partnerships and other assets	(12)	(13)	(27)
Business dispositions	—	—	13
Proceeds from sale of property, plant and equipment and other assets	14	99	219
Cash receipts on notes receivable	25	—	—
Other	18	9	3
Net cash flows used in investing activities of continuing operations	(309)	(298)	(194)

Cash flows from financing activities:
Payment of dividends	(396)	(288)	(323)
Principal payments on long-term debt and finance lease obligations	(3)	(24)	(4)
Payment of deferred purchase consideration for acquisition	(2)	(2)	(2)
Repayments to Securitization Facility	—	(14)	(226)
Proceeds from Securitization Facility	—	14	226
Net repayments to revolving credit facilities	—	(8)	(7)
Purchase of redeemable noncontrolling interest	—	—	(15)
Net proceeds from issuance of common stock	236	—	—
Other	1	1	(2)
Net cash flows used in financing activities of continuing operations	(164)	(321)	(353)

Effect of foreign exchange rate changes on cash from continuing operations	11	(7)	3

Cash flows from discontinued operations:
Net cash flows from operating activities of discontinued operations	—	221	346
Net cash flows used in investing activities of discontinued operations	—	(171)	(128)
Net cash flows used in financing activities of discontinued operations	—	(143)	(180)
Effect of foreign exchange rate changes on cash from discontinued operations	—	(5)	—

	Twelve Months Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Net change in cash and cash equivalents of discontinued operations	—	(98)	38

Net change in cash, cash equivalents and restricted cash	597	192	181

Cash, cash equivalents and restricted cash at beginning of period (including discontinued operations)	943	751	570
Cash, cash equivalents and restricted cash at end of period (including discontinued operations)	1,539	943	751
Less: Cash, cash equivalents and restricted cash attributable to discontinued operations at end of period	—	—	(64)
Cash, cash equivalents and restricted cash at end of period	$1,539	$943	$687

See Notes to Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Additional Paid-in Capital	Retained Earnings		Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2023	$4,188	$3,894		$(708)	$7,374
Dividends	—	(323)		—	(323)
Adjustment to redeemable noncontrolling interests	(36)	—		—	(36)
Comprehensive income:
Net income	—	17		—	17
Other comprehensive income, net of tax	—	—		208	208
Balance, December 31, 2023	4,152	3,588	0	(500)	7,241
Dividends	—	(287)		—	(287)
Adjustment to redeemable noncontrolling interests	(1)	—		—	(1)
European operations carve-out	(1,125)	(1,071)		143	(2,054)
UGFH merger	77	—		—	77
Other	(1)	—		—	(1)
Comprehensive income:
Net income	—	953		—	953
Other comprehensive loss, net of tax	—	—		(95)	(95)
Balance, December 29, 2024	3,102	3,184		(452)	5,834
Dividends	—	(395)		—	(395)
Adjustment to redeemable noncontrolling interests	(3)	—		—	(3)
Stock compensation expense	9	—		—	9
Net proceeds from issuance of common stock	236	—		—	236
Other	(6)	—		—	(6)
Comprehensive income:
Net income	—	987		—	987
Other comprehensive income, net of tax	—	—		138	138
Balance, December 28, 2025	$3,338	$3,776	0	$(314)	$6,801

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
Our elected fiscal year is the 52-week or 53-week period which ends on the Sunday nearest to December 31. Fiscal years 2025, 2024 and 2023 each consisted of 52 weeks.
Principles of Consolidation
The consolidated financial statements include the accounts of all wholly owned subsidiaries, as well as all majority-owned subsidiaries and other entities for which we have a controlling financial interest. All intercompany transactions and accounts have been eliminated.
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
The Company maintains rabbi trusts to fund nonqualified defined benefit pension plans and deferred compensation plans. The assets held in these trusts are restricted to satisfy our liabilities for these plans and are subject to the claims of our general creditors in the event of insolvency. These trusts are VIEs and are included in our consolidated financial statements. The carrying value of assets held in rabbi trusts was $213 million and $187 million as of December 28, 2025 and December 29, 2024, respectively. These assets are classified in other assets on the consolidated balance sheets except for the amount of participant distributions scheduled to occur within twelve months of the balance sheet dates, which are classified in prepaid expenses and other current assets.
The functional currency of our 66%-owned subsidiary, Granjas Carroll de Mexico, S. de R.L. de C.V., (commonly known as “Altosano”) is the Mexican Peso. The assets and liabilities of Altosano are translated into U.S. dollars using the exchange rates in effect at the balance sheet dates. The income and cash flows of Altosano are translated into U.S. dollars using the average exchange rates over the course of the year. The net effect of translating the accounts of Altosano into U.S. dollars is included as a component of shareholders’ equity in accumulated other comprehensive loss.
Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recognized in earnings as incurred and included in selling, general and administrative expenses (“SG&A”) for operating transactions or non-operating gains for non-operating transactions.

Stock-Based Compensation
In connection with our initial public offering (“IPO”) in January 2025, we adopted an incentive plan under which eligible individuals may be granted equity-based incentive awards including stock options and restricted stock units (“RSUs”), among others. We estimate the fair value of stock options on the grant date using the Black-Scholes option pricing model. RSUs are measured at fair value as if they were vested and issued on the grant date. We recognize stock-based compensation expense for stock options and RSUs granted to our employees using the straight-line method over the requisite service period. We recognize forfeitures as they occur. Stock-based compensation expense is included in SG&A in the consolidated statements of income.
Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of 90 days or less to be cash equivalents. The majority of our cash is concentrated in demand deposit accounts or money market funds. Cash and cash equivalents excludes money market funds held in rabbi trusts, which we classify as investments. The carrying value of cash and cash equivalents approximates fair value.
We maintain a cash management structure with one of our banking institutions that incorporates a master netting arrangement. This structure utilizes concentration accounts, automated sweep mechanisms and zero‑balance disbursement accounts to fund disbursements, such as payroll and accounts payable. All accounts under this structure are netted and presented in either cash and cash equivalents or accounts payable on the consolidated balance sheet depending on whether the net balance is positive or in an overdraft position. As of December 28, 2025 and December 29, 2024, the net overdraft balances were $29 million and $53 million, respectively, which were presented in accounts payable on the consolidated balance sheets.
Accounts Receivable, Net and Revenue Recognition
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

The balances for receivables from contracts with customers and deferred revenue are presented in the following table:

	December 28, 2025	December 29, 2024	December 31, 2023
	(in millions)
Receivables from contracts with customers	$963	$494	$475
Other receivables	60	64	102
Total accounts receivable	$1,023	$558	$577

Deferred revenue	$5	$7	$9
Inventories, Net
Inventories, net consist of the following:

	December 28, 2025	December 29, 2024
	(in millions)
Fresh and packaged meats	$1,114	$1,006
Livestock	715	949
Grains	241	208
Manufacturing supplies	118	115
Maintenance parts	125	115
Other	15	19
Inventories, net	$2,328	$2,412
Inventories are generally valued at the lower of historical average cost or net realizable value, except for fresh pork in the U.S., which is valued based on U.S. Department of Agriculture (“USDA”) published market prices and adjusted for the cost of further processing. We primarily use batch-specific costing to record the cost of inventories sold, which approximates the first-in, first-out method. Costs for fresh and packaged meats include meat, labor, supplies and overhead. The cost of livestock includes feed, medications, contract grower fees and other production expenses. Manufacturing supplies principally consist of ingredients and packaging materials.
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
Property, Plant and Equipment, Net
Property, plant and equipment, net, (“PP&E”) consists of the following:

	Useful Life	December 28, 2025	December 29, 2024
	(in Years)	(in millions)
Machinery and equipment	5-20	$2,968	$2,823
Buildings and improvements	15-40	1,627	1,549
Land and improvements	3+	581	573
Computer hardware and software	3-15	267	264
Breeding stock	2	150	159
Vehicles	2-7	114	110
Construction in progress		246	173
Property, plant and equipment, gross		5,953	5,651
Accumulated depreciation		(2,747)	(2,497)
Finance leases		20	22
Property, plant and equipment, net		$3,226	$3,176
PP&E is generally stated at historical cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Assets held under finance leases are classified in PP&E and depreciated over the lease term or, in the instance where title transfers to us at the end of the lease term, the estimated useful lives of the assets. The depreciation of assets held under finance leases is included in depreciation expense. Depreciation expense is included in either cost of sales or SG&A, as applicable. Accelerated depreciation of assets resulting from decisions to dispose of assets prior to the end of their previously estimated useful lives is included in cost of sales. Depreciation expense totaled $323 million, $327 million and $395 million in fiscal years 2025, 2024 and 2023, respectively.
During the construction period of significant assets, the associated interest costs are capitalized. Capitalized interest was not material for any of the fiscal years presented.

Goodwill
Goodwill represents the excess of the purchase price of a business over the fair value of identifiable net assets. The changes in goodwill allocated to each of our reportable segments for fiscal years 2025 and 2024 is presented in the following table.

	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Consolidated
		(in millions)
Balance, December 31, 2023	$1,503	$34	$4	$87	$1,627
Foreign currency translation	—	—	—	(14)	(14)
Balance, December 29, 2024	1,503	34	4	73	1,613
Foreign currency translation	—	—	—	9	9
Balance, December 28, 2025	$1,503	$34	$4	$83	$1,623
__________________
(1)Includes our Mexico and Bioscience operations.

Goodwill for each reporting unit is tested for impairment annually on the first day of the fourth quarter, or sooner if impairment indicators arise. Goodwill is considered to be impaired if the carrying amount of a reporting unit exceeds its fair value, in which case an impairment loss would be recognized in an amount equal to that excess. We may perform a qualitative assessment to determine if it is more likely than not that the carrying amount of a reporting unit exceeds its fair value. If it is not, no further analysis is required. If it is, a quantitative goodwill impairment test is performed to estimate the fair value of the reporting unit and measure the amount of goodwill impairment loss to be recognized, if any.
The fair value of a reporting unit is estimated by applying valuation multiples and/or estimating future discounted cash flows. The selection of multiples is dependent upon assumptions regarding future operating performance as well as business trends and prospects, and industry, market and economic conditions. When estimating future discounted cash flows, we consider the assumptions that hypothetical marketplace participants would use in estimating future cash flows. In addition, where applicable, an appropriate discount rate is used, based on an industry-wide average cost of capital or location-specific economic factors. We consider all these factors to be level 3 inputs, as defined in “Note 17: Fair Value Measurements.”
Based on the results of our annual goodwill impairment tests, as of our testing date, we have determined that no impairments existed for any of the fiscal years presented.

Intangible Assets, Net
Intangible assets, net consists of the following:

	Useful Life	December 28, 2025	December 29, 2024
	(in Years)	(in millions)
Amortized intangible assets:
Customer relationships	14-20	$82	$82
Contractual relationships	17-22	40	40
Rights and customer lists	5-25	5	5
Software licenses	2-5	2	—
Amortized intangible assets, gross		129	127
Accumulated amortization		(85)	(77)
Amortized intangible assets, net		44	50
Non-amortized intangible assets:
Trademarks	Indefinite	1,216	1,216
Intangible assets, net		$1,260	$1,266
Intangible assets with finite lives are amortized over their estimated useful lives and tested for recoverability when indicators of impairment are present using estimated future undiscounted cash flows related to those assets. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Amortization expense for intangible assets was $8 million in each of fiscal years 2025, 2024 and 2023. The estimated amortization expense associated with our intangible assets for each of the next five years is as follows:

Year	(in millions)
2026	$9
2027	7
2028	4
2029	4
2030	4
Indefinite-lived trademarks are tested for impairment annually on the first day of the fourth quarter, or sooner if impairment indicators arise. If the carrying amount of our trademarks exceed their estimated fair value, an impairment loss is recognized in an amount equal to that excess. The fair values of trademarks are calculated using a royalty rate method. Assumptions about royalty rates are based on the rates at which similar brands and trademarks are licensed in the marketplace.
We have determined that no impairments of our intangible assets existed for any of the fiscal years presented.
Investments
We account for investments in entities that we do not control, but over which we have the ability to exercise significant influence, using the equity accounting method. These investments are recorded in equity method investments on the consolidated balance sheet. We record our share of earnings and losses from our equity method investments in (income) loss from equity method investments in the consolidated statements of income. The results of certain of our equity method investments are reported on a one-month lag, which does not materially impact our consolidated financial statements.
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
We record liabilities for unrecognized tax benefits based on our analysis of whether, and the extent to which, additional taxes will be due. We record these liabilities using a two-step process in which (1) we evaluate whether we believe it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the tax authority. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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
We recognize in other comprehensive income (loss), the actuarial gains or losses and prior service costs or credits that arise during the period. These amounts are amortized over the average remaining life expectancy of the plan participants.
Self-Insurance Programs
We are self-insured for certain levels of workers’ compensation claims, health care coverage, product recall, vehicle, property, and general liability. The cost of these self-insurance programs is accrued based upon estimated settlements for known and anticipated claims. Any resulting adjustments to previously recorded reserves are reflected in current period earnings.
Asset Retirement Obligations
We record an asset retirement obligation (“ARO”) related to PP&E when a legal obligation is incurred and the fair value of the obligation can be estimated. AROs are initially recorded as a liability at fair value and capitalized in PP&E on the consolidated balance sheet. We estimate the fair value of AROs based on the projected discounted future cash outflows required to settle the liability. Such an estimate requires assumptions and judgments regarding the amount and timing of cash outflows required to settle the liability, which are level 3 inputs, as defined in “Note 17: Fair Value Measurements.” If the fair value of the recorded ARO changes, a revision is recorded to both the ARO and the related asset. The cost of the ARO is depreciated into earnings on a straight-line basis over the remaining useful life of the related asset. Accretion of the liability due to the passage of time is recognized as an expense in current period earnings. As of December 28, 2025 and December 29, 2024, the balance of our AROs was $5 million.
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
Redeemable Noncontrolling Interests
Certain noncontrolling interest (“NCI”) holders have the right to exercise a put option that would obligate us to redeem a portion or all of their interest. These NCIs are classified as redeemable NCIs outside of equity in our consolidated balance sheets. At the end of each period we adjust the value of redeemable NCIs, if necessary, to the redemption value (as defined in the subsidiary’s operating agreement) through additional paid-in capital. See “Note 17: Fair Value Measurements” for a discussion of the assessment of redemption value. The following table presents the changes in redeemable NCIs for our continuing operations for the periods presented:

	Twelve Months Ended
	December 28, 2025	December 29, 2024	December 31, 2023
	(in millions)
Beginning balance	$225	$246	$197
Attribution of net income	11	14	5
Attribution of other comprehensive income (loss)	26	(35)	25
Dividends	(1)	(1)	(2)
Redemption	—	—	(15)
Adjustment to redemption value	3	1	36
Ending balance	$264	$225	$246
Advertising and Promotional Expenses
Advertising and promotional expenses are recognized as incurred except for certain production expenses, which are expensed upon the first airing of the advertisement. Promotional sponsorship expenses are recognized as the promotional events occur. Advertising expenses totaled $92 million, $97 million and $123 million in fiscal years 2025, 2024 and 2023, respectively, and are included in SG&A in the consolidated statements of income.
Research and Development Expenses
Research and development (“R&D”) expenses are recognized as incurred. R&D expenses totaled $214 million, $144 million and $175 million in fiscal years 2025, 2024 and 2023, respectively, and are included in cost of sales in the consolidated statements of income.
Government Assistance
We may receive government assistance (government grants) from time to time, primarily in the form of refundable tax credits. Government grants typically specify conditions that must be met in order for the grants to be earned. We record government grants when it is probable that the conditions will be met and the grant will be received. Government grants that are conditioned on the purchase, construction or acquisition of an asset are recorded as a reduction of the cost basis of the related asset, which reduces depreciation expense recognized over the useful life of the asset. All other grants are recognized in earnings when the related conditions are met.

Recently Issued Accounting Pronouncements
New Accounting Pronouncements Recently Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires enhanced rate reconciliation disclosures, including disclosure of specific categories and additional information for reconciling items that meet a quantitative threshold. The standard also requires companies to disaggregate income taxes paid by federal, state and foreign jurisdictions. The update was adopted and applied in this Annual Report on Form 10-K on a prospective basis. The standard does not impact our financial position, results of operations or cash flows.
New Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance is intended to provide investors with more disaggregated information about certain line items presented in the consolidated statement of income. The update is effective for our annual report on Form 10-K for fiscal year 2027, with early adoption permitted. The new disclosures are required to be applied prospectively with an option for retrospective application. The standard will not impact our financial position, results of operations or cash flows.
In May 2025, the FASB issued ASU 2025-03 Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which aims to improve consistency in identifying the accounting acquirer in business combinations involving VIEs. The update is effective for our annual report on Form 10-K for fiscal year 2027, with early adoption permitted. Once adopted, this update will be applied prospectively to transactions within the scope of the guidance.
In July 2025, the FASB issued ASU 2025-05 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the estimation of credit losses on current accounts receivable and contract assets arising from transactions accounted for under ASC 606. The update is effective for fiscal year 2026, including interim periods within that fiscal year, with early adoption permitted. Once adopted, this update will be applied prospectively to assets within the scope of the guidance. We do not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.
In September 2025, the FASB issued ASU 2025-06 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which streamlines the capitalization guidance for internal-use software and supersedes prior guidance on website development costs. The update is effective for fiscal year 2028, including interim periods within that fiscal year, with early adoption permitted. Once adopted, this update will be applied prospectively to software development projects initiated after adoption.
In September 2025, the FASB issued ASU 2025-07 Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606), which clarifies the scope of derivative accounting and provides guidance on share-based noncash consideration in revenue contracts. The update is effective for fiscal year 2027, including interim periods within that fiscal year, with early adoption permitted. Once adopted, this update will be applied prospectively to contracts within the scope of the guidance. We do not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.
In November 2025, the FASB issued ASU 2025‑09 Hedge Accounting Improvements, which enhances guidance related to hedge accounting, including provisions for component hedging. The update is effective for fiscal year 2027, including interim periods within that fiscal year, with early adoption permitted. Upon adoption, the update will be applied prospectively to open hedging relationships and to new hedges within the scope of the guidance. We do not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.
In December 2025, the FASB issued ASU 2025‑10 Accounting for Government Grants, which provides authoritative guidance on the recognition, measurement, and disclosure of government grants. The update is effective for fiscal year 2029, including interim periods within that fiscal year, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.
In December 2025, the FASB issued ASU 2025‑11 Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim reporting requirements and enhances consistency in disclosures. The update is effective for fiscal year 2028, including interim periods within that fiscal year, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our financial position, results of operations, or cash flows, as the amendments primarily clarify existing guidance.
In December 2025, the FASB issued ASU 2025‑12, Codification Improvements, which makes 33 incremental improvements to GAAP across a broad range of topics intended to address technical corrections, unintended application of the accounting standards codification, clarifications and other minor improvements. This update is effective for fiscal year 2027, including interim periods within that fiscal year, with early adoption permitted. We do not expect the adoption of this update to have a material impact on our financial position, results of operations, or cash flows.
NOTE 2: REPORTABLE SEGMENTS
Our reportable segments are determined on the basis of our organizational structure and information that is regularly reviewed by our Chief Operating Decision Maker (“CODM”) for the purpose of assessing the performance of the operating segments of our business and making operating and resource allocation decisions. Our CODM is our Chief Executive Officer. Our CODM reviews assets at a consolidated level; not by reportable segment. Therefore, we do not disclose assets by reportable segment. Additionally, while segments are managed separately, our manufacturing and warehousing activities are often integrated to optimize cost efficiencies, resulting in jointly utilized assets, including fixed assets, that are are not tracked at the segment level. Depreciation and amortization associated with these shared assets are generally allocated to reportable segments.
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
Fresh Pork
The Fresh Pork segment consists of our U.S. operations that process live hogs into a wide variety of primal, sub-primal and offal products, such as bellies, butts, hams, loins, picnics and ribs. In fiscal year 2025, the Fresh Pork segment sourced approximately 40% of its raw materials from our Hog Production segment, compared to approximately 50% during fiscal year 2024, with the remainder from farmers with whom we partner across the U.S. Approximately one-third of our fresh pork products, including the majority of hams, bellies and trimmings, is transferred to our Packaged Meats segment. Externally, we sell our fresh pork products to domestic retail, foodservice and industrial customers, as well as to export markets, including, among others, China, Mexico, Japan, South Korea and Canada.
Hog Production
The Hog Production segment consists of our hog production operations in the U.S., which produce and raise our hogs on numerous Company-owned farms and farms that are owned and operated by contract farmers. Nearly all of the hogs produced by this segment are processed by our Fresh Pork segment. The Hog Production segment also sells livestock feed and grains and provides transportation and other ancillary services to external customers.
The following tables provide certain financial information by reportable segment with a reconciliation to the consolidated totals.

	Fiscal Year 2025
	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Intersegment	Consolidated
	(in millions)
Sales	$8,757	$8,344	$3,393	$528	$—	$—	$(5,492)	$15,531
Cost of sales	7,295	7,965	3,179	458	—	36	(5,492)	13,442
Selling, general and administrative expenses	367	166	38	25	128	125	—	849
Operating gains	—	—	—	—	—	(52)	—	(52)
Operating profit (loss)	1,094	214	176	45	(128)	(109)	—	1,292
Interest expense, net						41		41
Non-operating gains						(18)		(18)
Income from continuing operations before income taxes								$1,270
Other segment data:
Depreciation and amortization	$133	$109	$57	$27	$1	$5	$—	$332
Capital expenditures	161	114	49	9	7	—	—	341

	Fiscal Year 2024
	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Intersegment	Consolidated
	(in millions)
Sales	$8,319	$7,873	$3,002	$471	$—	$—	$(5,524)	$14,142
Cost of sales	6,759	7,419	3,104	412	—	74	(5,524)	12,244
Selling, general and administrative expenses	394	188	42	24	153	38	—	840
Operating gains	(2)	—	—	—	—	(57)	—	(60)
Operating profit (loss)	1,168	266	(144)	35	(153)	(55)	—	1,118
Interest expense, net						66		66
Non-operating gains						(9)		(9)
Income from continuing operations before income taxes								$1,061
Other segment data:
Depreciation and amortization	$123	$113	$61	$30	$1	$10	$—	$339
Capital expenditures	144	106	33	13	54	—	—	350

	Fiscal Year 2023
	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Intersegment	Consolidated
	(in millions)
Sales	$8,280	$7,832	$3,317	$559	$—	$—	$(5,348)	$14,640
Cost of sales	6,792	7,525	4,024	536	—	222	(5,348)	13,751
Selling, general and administrative expenses	422	190	50	26	107	254	—	1,050
Operating gains	—	—	—	—	—	(105)	—	(105)
Operating profit (loss)	1,066	117	(756)	(4)	(107)	(371)	—	(56)
Interest expense, net						76		76
Non-operating gains						(3)		(3)
Loss from continuing operations before income taxes								$(129)
Other segment data:
Depreciation and amortization	$120	$109	$72	$36	$1	$89	$—	$427
Capital expenditures	154	123	40	10	—	26	—	353
________________
(1)Includes our Mexico and Bioscience operations. Our Mexico operations raise hogs and produce pork products that are sold primarily to customers in Mexico. Our Bioscience operations use raw materials from hogs that we harvest to manufacture heparin products, including an active pharmaceutical ingredient that mitigates the risk of blood clots.
(2)Represents general corporate expenses for management and administration of the business.
(3)We do not allocate certain items to our operating segments such as litigation charges, exit and disposal costs, insurance recoveries, gains and losses on the sale of property, plant and equipment and other assets, accelerated depreciation, and employee termination benefits, among others.

The following tables disaggregate our sales to customers by reportable segment and by major distribution channel.

	Fiscal Year 2025
	Retail (1)	Foodservice (2)	Exports (3)	Industrial (4)	Other / Unallocated (5)	Total External Sales (6)	Intersegment	Consolidated (7)
	(in millions)
Packaged Meats	$5,517	$2,684	$107	$432	$17	$8,756	$—	$8,757
Fresh Pork	2,020	273	1,647	1,071	7	5,017	3,327	8,344
Hog Production	—	—	—	—	1,229	1,229	2,164	3,393
Other (8)	—	—	—	—	528	528	1	528
Intersegment	—	—	—	—	—	—	(5,492)	(5,492)
Total	$7,537	$2,957	$1,753	$1,504	$1,780	$15,531	$—	$15,531

	Fiscal Year 2024
	Retail (1)	Foodservice (2)	Exports (3)	Industrial (4)	Other / Unallocated (5)	Total External Sales (6)	Intersegment	Consolidated (7)
	(in millions)
Packaged Meats	$5,349	$2,447	$104	$403	$16	$8,319	$—	$8,319
Fresh Pork	1,946	232	1,666	1,035	5	4,883	2,990	7,873
Hog Production	—	—	—	—	469	469	2,533	3,002
Other (8)	—	—	—	—	470	470	1	471
Intersegment	—	—	—	—	—	—	(5,524)	(5,524)
Total	$7,295	$2,679	$1,769	$1,438	$960	$14,142	$—	$14,142

	Fiscal Year 2023
	Retail (1)	Foodservice (2)	Exports (3)	Industrial (4)	Other / Unallocated (5)	Total External Sales (6)	Intersegment	Consolidated (7)
	(in millions)
Packaged Meats	$5,265	$2,420	$126	$449	$20	$8,280	$—	$8,280
Fresh Pork	2,007	246	1,731	1,142	12	5,138	2,694	7,832
Hog Production	—	—	—	—	671	671	2,646	3,317
Other (8)	—	—	—	—	552	552	7	559
Intersegment	—	—	—	—	—	—	(5,348)	(5,348)
Total	$7,272	$2,667	$1,857	$1,591	$1,254	$14,640	$—	$14,640
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
(6)Includes external sales from our Mexico operations of $511 million, $431 million and $515 million in fiscal years 2025, 2024 and 2023, respectively. All other external sales are sourced from our U.S. operations.
(7)Our largest customer, Walmart Inc., including its subsidiary Sam’s West, Inc. (collectively “Walmart”), accounted for 15%, 16% and 15% of consolidated sales in fiscal years 2025, 2024 and 2023, respectively. Sales to Walmart were included in our Packaged Meats and Fresh Pork segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our results of operations.
(8)Includes our Mexico and Bioscience operations.

NOTE 3: DISCONTINUED OPERATIONS
On August 26, 2024, we completed a carve-out and distribution of our European operations to WH Group. The European carve-out represented a strategic shift in our geographical footprint. Accordingly, where applicable, the historical results of operations, assets and liabilities, and cash flows of the European operations have been condensed into separate line items and presented in the consolidated statements of income, the consolidated balance sheets and the consolidated statements of cash flows as discontinued operations for all periods presented.
The following table presents the major components of net income from discontinued operations included in the consolidated statements of income.

	Fiscal Year
	2025	2024	2023
	(in millions)
Sales	$—	$2,362	$3,337
Cost of sales	—	2,037	2,980
Gross profit	—	325	357
Selling, general and administrative expenses	—	151	164
Operating gains	—	(15)	(7)
Operating profit	—	188	199
Interest expense	—	4	11
Non-operating gains	—	—	3
Income from discontinued operations before income taxes	—	184	185
Income tax expense from discontinued operations (1)	—	13	30
Net income from discontinued operations	$—	$172	$155
________________
(1)Income tax expense from discontinued operations for fiscal year 2024 includes a $22 million income tax benefit recognized as a result of the carve-out of our European operations.
Acquisitions within our Discontinued Operations
Prior to the carve-out and distribution of our European operations, we completed the following acquisition, which is included in discontinued operations.
Goodies
On February 28, 2023, our former European operations purchased Goodies Meat Production S.R.L. (“Goodies”), a Romanian producer of private label packaged meats products, for consideration valued at €29 million ($31 million). The amount paid was €24 million ($26 million) including post-closing adjustments. The consideration includes contingent payments of €5 million, payable upon the achievement of certain earnings targets over a two-year period. Goodies’ portfolio of products includes salami, ham, bacon, bologna and other meat specialties.
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
Continuing Involvement
In connection with the carve-out of our European operations (currently referred to as “Morliny Foods”), we entered into a transition services agreement that governed certain services Smithfield provided to Morliny Foods for a year subsequent to the carve-out. These services included information technology support, including access and license fees, tax advisory services and financial reporting services, none of which were material to Smithfield. In addition, Smithfield continues to purchase certain products from Morliny Foods for distribution in the U.S. market. Purchases of these products from Morliny Foods totaled $45 million, $45 million, and $33 million in fiscal years 2025, 2024 and 2023, respectively.
NOTE 4: MERGER AND ACQUISITIONS
Merger
On December 29, 2024, United Global Foods Holdings (US), Inc. (“UGFH”), our immediate parent company at that time, merged with Smithfield, resulting in Smithfield being the surviving entity. This transaction represented a common control transfer and was applied prospectively in the Company’s financial statements. As a result of the merger, the accounts of UGFH were added to our consolidated balance sheet, which was impacted as follows:

December 29, 2024
(in millions)
Prepaid expenses and other current assets	$71
Deferred income taxes, net	(7)
Additional paid-in capital	$77
Acquisitions
Nathan’s Famous
On January 20, 2026, we entered into an agreement to acquire all of the issued and outstanding shares of Nathan’s Famous Inc. (“Nathan’s”) for $102.00 per share in cash. The acquisition is expected to be funded using cash on hand. Since March 2014, we have held an exclusive license to manufacture, distribute, market and sell “Nathan’s Famous” branded hot dogs, sausages, corned beef and certain other ancillary products through retail outlets in the U.S. and Canada and Sam’s Clubs in Mexico. The license is scheduled to expire in March 2032. The closing of the transaction is expected to occur in the first half of 2026, subject to satisfaction of certain conditions set forth in the merger agreement, including obtaining approval by the holders of a majority of the outstanding Nathan’s common stock, approval from the Committee on Foreign Investment in the United States, and other customary closing conditions.
Nashville, Tennessee Facility
On July 30, 2024, we acquired a dry sausage production facility located in Nashville, Tennessee from Cargill Meat Solutions Corporation for $38 million. The acquisition is part of our strategy to grow our value-added packaged meats business and serve the growing demand for high-quality pepperoni, deli, charcuterie and other dry sausage products. The total cost of the asset acquisition was allocated based on the relative fair value of the assets acquired. The allocated fair values of the assets acquired were as follows: equipment valued at $17 million, buildings valued at $11 million, inventory valued at $5 million and land valued at $5 million.
American Skin
On December 28, 2023, we acquired the remaining 15% interest in American Skin Food Group, LLC for $15 million.

NOTE 5: OPERATING GAINS AND NON-OPERATING GAINS
The following table provides details of operating (gains) and non-operating (gains) losses.

	Fiscal Year
	2025	2024	2023

Operating gains:
Insurance recoveries (1)	$(37)	$(9)	$(5)
Gain on disposal of assets (2)	(7)	(43)	(88)
Other operating gains	(8)	(8)	(12)
Operating gains	$(52)	$(60)	$(105)

Non-operating gains:
Gain on assets held in rabbi trusts (3)	$(34)	$(16)	$(12)
Net pension and postretirement benefits cost (4)	17	10	10
Other non-operating gains	(1)	(2)	(1)
Non-operating gains	$(18)	$(9)	$(3)
________________
(1)Consists of gains recognized in connection with settlements of insurance claims associated with property damage. Also includes settlements of insurance claims in the third quarter of 2025 and the third and fourth quarters of 2024 for losses incurred in connection with past litigation.
(2)Fiscal year 2025 includes a $3 million gain on the sale of certain of our Missouri hog farms in the fourth quarter of 2025. Fiscal year 2024 includes a $32 million gain on the sale of hog farms in Utah and a $6 million gain on the sale of assets to Murphy Family Farms (as defined and further discussed in “Note 6: Restructuring”). Fiscal year 2023 includes an $86 million gain on the sale of our Vernon, California plant (see “Note 6: Restructuring” for further information).
(3)Consists of assets held in rabbi trusts used to fund nonqualified defined benefit pension plans and deferred compensation plans. Fiscal year 2025 includes a $17 million gain recognized in the third quarter of 2025 for a one-time benefit on company-owned life insurance policies.
(4)Includes the components of net pension and postretirement benefits cost other than service cost, which is included in operating profit. These components consist of interest cost, expected return on plan assets, amortization of actuarial gains/losses and prior service costs/credits, and curtailment gains.
NOTE 6: RESTRUCTURING
West Coast Exit and Hog Production Reform
West Coast Exit
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
As a result of the West Coast Exit, we recognized gains on the sale of certain properties as follows:
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
The sales of breeding stock and related assets to Murphy Family Farms and VisionAg totaled $50 million and $45 million for fiscal years 2025 and 2024, respectively, which were financed through interest-bearing notes. We received payments totaling $21 million on these notes in fiscal year 2025.
The following table details charges we recognized in connection with the West Coast Exit and Hog Production Reform in cost of sales in the consolidated statements of income by major type of cost.

	Fiscal Year			Cumulative
	2025	2024	2023	December 28, 2025

Accelerated depreciation (1)	$2	$3	$85	$173
Contract termination costs	—	9	42	57
Employee termination benefits	—	1	3	32
Loss on asset disposals (2)	—	4	2	9
Other exit costs	2	15	64	112
Total	$5	$31	$195	$382
________________
(1)Accelerated depreciation includes $11 million for AROs in fiscal year 2023, which were recorded in connection with the decisions to close certain Company-owned farms in accordance with our general permit for concentrated animal feeding operations in the State of Utah.
(2)On November 26, 2024, we sold certain hog farms in Missouri for $32 million. The transaction resulted in a loss of $4 million.

In addition to the charges noted in the table above, the West Coast Exit and Hog Production Reform impacted our biogas joint ventures for which we recognized additional costs and losses as follows:
•In the fourth quarter of fiscal year 2023, we incurred $14 million in costs associated with biogas assets owned by our joint venture, Monarch Bio Energy, LLC (“Monarch”), in connection with the farms in

Missouri that were closed in fiscal year 2023. These costs were recognized in (income) loss from equity method investments in the consolidated statement of income.
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
Facility Exits
Springfield, Massachusetts Facility
On February 6, 2026, we announced our decision to exit our leased Springfield, Massachusetts dry sausage production facility by the end of August 2026 and consolidate production across our network, including at our recently acquired Nashville, Tennessee facility. The decision to close the Springfield facility is part of the Company’s ongoing efforts to optimize its manufacturing footprint and improve operational and cost efficiencies. The costs to close the facility are estimated to be approximately $10 million and primarily represent asset write-downs.
Elizabeth, New Jersey Facility
On June 30, 2025, we exited our leased Elizabeth, New Jersey facility, a small specialty dry sausage production facility, and consolidated production across our network. Costs associated with closing the plant primarily include equipment that we disposed of prior to the end of the asset’s useful life. The charges associated with the closing were not material.
Altoona, Iowa Facility
On August 30, 2024, we exited our leased Altoona, Iowa ham boning facility and consolidated production volume into other locations to improve manufacturing efficiencies. Charges associated with the closing were not material.
Administrative Process Optimization
In the fourth quarter of 2025, we commenced an initiative to modernize and optimize certain of our administrative and transactional processes. As part of this initiative, we will employ new and advanced technologies, including artificial intelligence and robotic process automation, that will allow us to drive significant improvements in operational efficiency and productivity. As a result of this initiative, we recognized $3 million in employee termination benefit costs in SG&A in the fourth quarter of fiscal year 2025 and anticipate additional one-time restructuring costs totaling approximately $11 million in fiscal year 2026.
Office Closures
In the second quarter of 2025, we announced a plan to close our satellite offices in Lisle, Illinois and Kansas City, Missouri and move work performed at those locations to our headquarters in Smithfield, Virginia. As a result, we estimated and accrued $4 million of employee termination benefit costs in SG&A in the consolidated statement of income in the second quarter of 2025 for personnel who are not expected to relocate.
Workforce Reduction
In the first quarter of 2025, we implemented a reduction in workforce initiative to streamline our operations and reduce operating expenses. We eliminated certain corporate and plant positions and recognized employee termination benefit costs totaling $9 million in the consolidated statement of income in the first quarter of 2025 with $6 million classified in SG&A and $2 million classified in cost of sales.

NOTE 7: EMPLOYEE RETENTION TAX CREDITS
In 2020, the World Health Organization publicly characterized COVID-19 as a pandemic. The Company recognized a substantial amount of incremental costs during the pandemic, including costs to compensate employees who were not able to work due to facility closures, reduced work schedules or health related reasons.
The Coronavirus Aid, Relief, and Economic Security Act was signed into law in March 2020, which provided, among other things, an employee retention credit to eligible employers who paid qualified wages to employees during the pandemic. The employee retention credit represents a government grant. We recognized employee retention tax credits totaling $10 million and $87 million in the second quarters of 2025 and 2024, respectively, after concluding the recognition threshold had been met. All credits were classified in cost of sales in the consolidated statements of income with the exception of $1 million in the second quarter of 2024, which was classified in SG&A.
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
Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counterparty agreements. Additionally, certain of our derivative contracts contain credit risk-related contingent features, which would require us to post additional cash collateral to cover net losses on open derivative instruments if our credit rating were sufficiently downgraded. As of December 28, 2025, the net liability position of our open derivative instruments subject to credit risk-related contingent features was not material.
The size and mix of our derivative portfolio vary from time to time based upon our analysis of current and future market conditions. The following table presents the fair values of our open derivative financial instruments on a gross basis.

	Assets		Liabilities
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
	(in millions)
Derivatives using the “hedge accounting” method:
Commodity contracts	$26	$13	$2	$37
Derivatives using the “mark-to-market” method:
Commodity contracts	2	2	1	7
Total fair value of derivative instruments	$28	$15	$3	$44

The following tables reconcile the gross amounts of derivative assets and liabilities to the net amounts presented in our consolidated balance sheets and the related effects of cash collateral under netting arrangements that provide a legal right of offset of assets and liabilities.

	December 28, 2025
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/ Liabilities	Net Derivative Assets/Liabilities	Netting of Derivative and Cash Collateral	Net Amount Presented in the Consolidated Balance Sheet (1)
	(in millions)
Assets:
Commodity contracts	$28	$(3)	$25	$3	$28
Liabilities:
Commodity contracts	$3	$(3)	$—	$—	$—
________________
(1)Net derivative assets are recorded in prepaid expenses and other current assets and include $7 million in excess collateral paid to and held by our brokers, which represents the initial margin that exceeded the related open derivative position. Net derivative liabilities are recorded in accrued expenses and other current liabilities.

	December 29, 2024
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/ Liabilities	Net Derivative Assets/Liabilities	Netting of Derivative and Cash Collateral	Net Amount Presented in the Consolidated Balance Sheet (1)
	(in millions)
Assets:
Commodity contracts	$15	$(13)	$2	$37	$39
Liabilities:
Commodity contracts	$44	$(13)	$31	$(23)	$8
________________
(1)Net derivative assets are recorded in prepaid expenses and other current assets. Net derivative liabilities are recorded in accrued expenses and other current liabilities. These balances include $60 million of cash collateral paid to and held by one of our brokers, $37 million of which represents the initial margin and exceeded the related open derivative liability position.
Hedge Accounting Method
Cash Flow Hedges
We enter into derivative instruments, such as futures, swaps and options contracts, to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted sale of fresh pork and the forecasted purchase of grains, hogs, and energy. In addition, we enter into interest rate swaps to manage our exposure to changes in interest rates associated with our variable interest rate debt and the forecasted issuance of fixed rate debt. Lastly, we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies. As of December 28, 2025, substantially all of our commodity-related cash flow hedges were for transactions forecasted through June 2026.

As of December 28, 2025, the notional volumes associated with open derivative instruments designated in cash flow hedging relationships were as follows:

	Volume	Metric
Lean hogs	722,560,000	Pounds
Corn	15,090,000	Bushels
Soybean meal	114,000	Tons
Natural Gas	1,200,000	Million BTU
Diesel	504,000	Gallons

The following table presents the effects on our consolidated financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the periods indicated:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Derivative			Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	Fiscal Year			Fiscal Year
	2025	2024	2023	2025	2024	2023
	(in millions)
Commodity contracts	$(8)	$(56)	$10	$(58)	$(10)	13
Interest rate contracts	—	—	—	(2)	(2)	(2)
Foreign currency contracts	—	1	2	—	1	1
Total	$(8)	$(55)	$11	$(59)	$(11)	$13

As of December 28, 2025, there were deferred gains of $13 million, net of tax of $4 million, in accumulated other comprehensive loss. We expect to reclassify $3 million ($2 million net of tax) of deferred losses on closed derivative contracts into earnings within the next twelve months. We are unable to estimate the amount of deferred gains or losses related to open derivative contracts to be reclassified into earnings within the next twelve months as their values are subject to change.
Fair Value Hedges
We enter into derivative instruments (primarily futures contracts) that are designed to hedge changes in the fair value of firm commitments to buy grains and hogs. As of December 28, 2025, the notional volumes associated with open derivative instruments designated in fair value hedging relationships were as follows:

	Volume	Metric
Lean hogs	127,960,000	Pounds
Corn	2,550,000	Bushels
Soybeans	205,000	Bushels
The carrying values of hedged firm commitments designated in fair value hedge relationships as of December 28, 2025 and December 29, 2024 were immaterial. When the underlying inventories are acquired, the hedge relationship is discontinued and the fair value hedge adjustment is reclassified to inventories. The amount of fair value hedge gains remaining in inventories for which hedge accounting has been discontinued were immaterial as of December 28, 2025 and December 29, 2024.

Mark-to-Market Method
As of December 28, 2025, the notional volumes associated with open derivative instruments using the “mark-to-market” method were as follows:

	Volume	Metric
Commodity contracts:
Corn	12,710,000	Bushels
Soybean meal	124,000	Tons
Soybeans	1,825,000	Bushels
Natural gas	112,000	Million BTU
Diesel	1,008,000	Gallons
Foreign currency contracts	35,692,918	U.S. Dollars

Derivative Impact on the Consolidated Statements of Income
The following table presents the effect of derivatives on the consolidated statements of income for the periods indicated.

	Fiscal Year
	2025	2024	2023
	(in millions)
Sales:
Cash flow hedging—commodity contracts	$(56)	$18	$12
Mark-to-market—commodity contracts	5	(16)	30
Total derivative gain (loss) recognized in sales	(51)	2	42

Cost of sales:
Cash flow hedging—commodity contracts	(2)	(28)	—

Fair value hedging—commodity contracts:
Change in fair value of derivatives	(2)	4	17
Change in fair value of related hedged items	2	(5)	(17)
Gain (loss) on closed derivatives (1)	(1)	10	5

Mark-to-market—commodity contracts	3	(10)	(14)
Total derivative loss recognized in cost of sales	—	(28)	(9)

Selling, general and administrative expenses:
Mark-to-market—foreign currency contracts	—	(2)	—

Interest expense:
Cash flow hedging—interest rate contracts	(2)	(2)	(2)

Discontinued operations:
Cash flow hedging - foreign exchange contracts	—	1	1
Mark to market - foreign exchange contracts	—	3	2
Total derivative gain recognized in discontinued operations	—	4	3

Total derivative gain (loss)	$(53)	$(25)	$36
________________
(1)Represents the amount of fair value hedge adjustment applied to the carrying amount of hedged assets that is recognized in cost of sales as the underlying hedged assets are relieved from inventories and charged to cost of sales.

NOTE 9: EQUITY METHOD INVESTMENTS
Equity method investments consist of the following:

Equity Investments	% Owned	December 28, 2025	December 29, 2024
		(in millions)
Monarch	33%	$100	$95
Align	50%	91	83
Other equity method investments	Various	18	24
Total investments		$209	$202
Monarch and Align operate renewable natural gas facilities, which refine methane gas that is captured from our Company-owned and contract grower hog farms into renewable natural gas. All significant operating decisions are made jointly between us and our investment partners, and therefore, we do not consolidate these entities.
On January 16, 2025, TPG Rise Climate (“TPG”), one of the other two equal joint venture partners in Monarch, delivered a sale notice under the joint venture agreement, which required Monarch to pursue a sale of the joint venture. A sale has not yet occurred and as a result, TPG may require that Monarch purchase TPG’s ownership interest in Monarch.
NOTE 10: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	December 28, 2025	December 29, 2024
	(in millions)
Accrued payroll and related benefits	$279	$339
Litigation contingencies	149	141
Accrued customer incentives and marketing	129	132
Accrued self-insurance	67	53
Other (1)	187	206
Total accrued expenses and other current liabilities	$811	$871
________________
(1)Consists primarily of income taxes payable, accrued grower payments, current portion of pension and postretirement benefit obligations, accrued interest, accrued rent, accrued utilities and other accrued taxes.

NOTE 11: DEBT
Long-term debt consists of the following:

	December 28, 2025	December 29, 2024
	(in millions)
4.25% senior unsecured notes, due February 2027, net of unamortized debt issuance costs and discounts totaling $1 million and $1 million as of December 28, 2025 and December 29, 2024, respectively	$599	$599
5.20% senior unsecured notes, due April 2029, net of unamortized debt issuance costs and discounts totaling $2 million and $3 million as of December 28, 2025 and December 29, 2024, respectively	398	397
3.00% senior unsecured notes, due October 2030, net of unamortized debt issuance costs and discounts totaling $5 million and $7 million as of December 28, 2025 and December 29, 2024, respectively	495	493
2.625% senior unsecured notes, due September 2031, net of unamortized debt issuance costs and discounts totaling $6 million and $7 million as of December 28, 2025 and December 29, 2024, respectively	494	493
Total long-term debt	$1,986	$1,983
Scheduled principal payments on debt for the next five years are as follows:

Year	(in millions)
2026	$—
2027	600
2028	—
2029	400
2030	500
Interest paid on our outstanding debts and other obligations for fiscal years 2025, 2024 and 2023 totaled $80 million, $79 million and $81 million, respectively.
Credit Facilities

	December 28, 2025
Facility	Capacity	Borrowing Base Adjustment	Outstanding Borrowings	Commercial Paper Borrowings	Outstanding Letters of Credit	Amount Available
	(in millions)
Senior Revolving Credit Facility	$2,100	$—	$—	$—	$—	$2,100
Securitization Facility	225	—	—	—	(27)	198
Total credit facilities	$2,325	$—	$—	$—	$(27)	$2,298
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
Accounts Receivable Securitization Facility
We maintain a $225 million accounts receivable securitization facility (“Securitization Facility”), which matures in November 2027. As part of the Securitization Facility, certain accounts receivable of our major domestic meat processing subsidiaries are sold to a wholly-owned “bankruptcy remote” special purpose vehicle (“SPV”). The SPV pledges all such accounts receivable not otherwise sold pursuant to the Monetization Facility (as defined below) as security for loans made, and letters of credit issued, by participating lenders under the Securitization Facility. The SPV is included in our consolidated financial statements and therefore the accounts receivable owned by it are included in our consolidated balance sheets. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of December 28, 2025, the SPV held $654 million of accounts receivable. We must maintain certain ratios related to the collection of our receivables as a condition of the Securitization Facility agreement. As of December 28, 2025, we had $27 million in letters of credit issued under the Securitization Facility. None of the letters of credit were drawn upon.
Monetization Facility
In addition to the Securitization Facility, until July 22, 2025, we maintained an uncommitted $250 million accounts receivable monetization facility (“Monetization Facility”). At Smithfield’s election and subject to the purchasing banks’ approval, certain accounts receivable were sold by the SPV to purchasing banks, so long as the uncollected outstanding amount of accounts receivable sold pursuant to the Monetization Facility did not exceed $250 million in the aggregate at any time, among other limitations. In the event of a sale, the purchasing banks assumed all credit risk related to the receivables while we maintained risk associated with customer disputes. We accounted for the sale of receivables to a purchasing bank by derecognizing the receivables from our consolidated balance sheet upon transfer of control to the purchasing bank, and recognized a discount on the sale in SG&A in the consolidated statement of income. The proceeds from the sale of receivables are included in net cash flows from operating activities in the consolidated statement of cash flows. On behalf of the purchasing banks, we serviced all receivables sold under the Monetization Facility.
In the first quarter of 2023, we sold $227 million of accounts receivable at a discount and received proceeds totaling $225 million. We reinvested $2,085 million, $4,094 million and $3,431 million of cash collections from customers in the revolving sale of accounts receivable to purchasing banks in fiscal years 2025, 2024 and 2023, respectively. We recognized charges totaling $5 million, $15 million and $12 million in fiscal years 2025, 2024 and 2023, respectively, attributable to the discount on the sale of accounts receivable in SG&A in the consolidated statements of income.
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
NOTE 12: LEASE OBLIGATIONS, COMMITMENTS AND GUARANTEES
Lease Obligations
We lease real estate, vehicles, machinery and other equipment. Additionally, we have contracts with independent farmers to raise our hogs that include a lease component for the use of the farmers’ facilities. Our leases may include options to extend or terminate the lease, variable lease payments based on usage of the underlying assets and residual value guarantees.
The following table presents the maturities of our lease obligations as of December 28, 2025:

	Operating Leases	Finance Leases	Total
	(in millions)
2026	$89	$3	$92
2027	78	2	80
2028	66	2	68
2029	40	2	41
2030	27	2	28
After 2030	189	7	197
Total lease payments	$489	$17	$506
Present value discount	(96)	—	(96)
Present value of lease obligations	$393	$17	$410
The following table presents the weighted-average lease term and discount rate for our leases:

	December 28, 2025	December 29, 2024
Weighted-average remaining lease term (years):
Finance leases	8.7	9.4
Operating leases	9.1	10.8
Weighted-average discount rate:
Finance leases	0.7%	0.8%
Operating leases	5.0%	4.8%

The components of total lease cost included in the consolidated statements of income are presented in the following table:

	Fiscal Year
	2025	2024	2023
	(in millions)
Operating lease cost	$89	$83	$90

Finance lease cost:
Amortization of leased assets	3	3	23
Interest on lease obligations	—	—	1

Short-term lease cost (1)	62	95	96
Variable lease cost (2)	29	23	23
Total lease cost	$183	$204	$234
________________
(1)Represents the expense for leases with terms of one year or less, which are not included in the lease obligation.
(2)Represents the expense associated with lease payments that vary based on usage or changes in other circumstances, which are not included in the lease obligation.
The following table presents the classification of lease payments associated with our lease obligations in the consolidated statements of cash flows, as well as new, or modifications to existing, lease obligations entered into during the periods presented:

	Fiscal Year
	2025	2024	2023
	(in millions)
Classification of lease payments:
Operating cash flows - finance leases (1)	$—	$—	$1
Operating cash flows - operating leases	88	82	97
Financing cash flows - finance leases	3	3	4
New, or modifications to existing, finance lease obligations	1	—	1
New, or modifications to existing, operating lease obligations	129	24	42
________________
(1)Represents the interest component of our payments on finance leases.
Commitments
We have purchase commitments with certain livestock producers that obligate us to purchase all the livestock that these producers deliver. Other arrangements obligate us to purchase a fixed amount of livestock. We have purchase commitments under forward grain contracts that obligate us to purchase a fixed amount of grain. We also have contractual commitments to independent farmers who raise our hogs in exchange for a performance-based service fee payable upon delivery. We estimate the future obligations under these commitments based on the amounts that are fixed and determinable in the related contracts. There are additional variable components of these contracts not included in our estimates that are based on quantities delivered and performance. Additionally, we currently have minimum guaranteed royalty payments to license the Nathan’s Famous brand. Our estimated future obligations under these and other commitments for the next five years are as follows:

Year	(in millions)
2026	$3,447
2027	2,003
2028	1,545
2029	1,277
2030	854
All minimum purchase commitments under these contracts were fulfilled in each of fiscal years 2025, 2024 and 2023.
In 2019, we announced that we planned to contribute up to $250 million to Align through 2028 to fund various projects as approved by Align’s board from time to time. As of December 28, 2025, we had contributed $121 million in capital toward these planned contributions. Should the board, of which we have 50% of the voting power, choose not to approve additional projects, the remaining contributions would not be required.
We have committed to contribute up to $25 million to the TPG Rise Climate investment fund through July 2027. As of December 28, 2025, we had contributed $21 million in capital toward this commitment.
We had $88 million of committed funds related to approved capital expenditure projects as of December 28, 2025. These projects are expected to be funded with cash flows from operations and/or borrowings under credit facilities.
Guarantees
In the second quarter of 2025, Monarch refinanced its debt, repaying a debt facility of up to $61 million that Smithfield and certain other joint ventures partners in Monarch had jointly and severally guaranteed. Smithfield was released from the guaranty and no longer provides a guaranty of Monarch’s debt.
NOTE 13: INCOME TAXES
Income (loss) from continuing operations before income taxes consists of the following:

	Fiscal Year
	2025	2024	2023
	(in millions)
U.S.	$1,219	$1,008	$(134)
Foreign	51	53	5
Total income (loss) from continuing operations before income taxes	$1,270	$1,061	$(129)

Income Tax Expense
Income tax expense (benefit) from continuing operations consists of the following:

	Fiscal Year
	2025	2024	2023
	(in millions)
Current income tax expense:
Federal	$142	$161	$55
State	31	19	33
Foreign	16	—	—
	189	180	89
Deferred income tax expense (benefit):
Federal	93	72	(120)
State	—	8	(6)
Foreign	1	11	(4)
	94	91	(130)
Total income tax expense (benefit)	$283	$271	$(41)
Effective Tax Rate Reconciliation
The following tables reconcile the federal statutory income tax rate to our effective tax rate:

	Fiscal Year 2025
	Amount	Percent
	(in millions)
U.S. federal statutory tax rate	267	21.0%
State and local income taxes, net of federal income tax benefit (1)	23	1.8%
Foreign tax effects:
Statutory tax rate difference in Mexico	5	0.4%
Other	2	0.2%
Cross-border tax laws	(6)	(0.5)%
Tax credits: (2)
Research and development tax credits	(10)	(0.8)%
Other	(3)	(0.2)%
Nontaxable or nondeductible items (3)	6	0.5%
Change in unrecognized tax benefits	1	0.1%
Other	(1)	(0.1)%
Effective tax rate	$283	22.3%

	Fiscal Year
	2024	2023
Federal income taxes at statutory rate	21.0%	21.0%
Unrecognized tax benefits	3.5	(13.0)
State income taxes, net of federal tax benefit	1.7	(3.5)
Impact of foreign operations	0.5	0.1
Equity method investments (4)	0.2	7.4
Officers’ life insurance	(0.1)	2.9
Foreign income taxes	(0.4)	4.3
Tax credits (2)	(1.3)	13.0
Other	0.5	—
Effective tax rate	25.5%	32.2%
________________
(1)State taxes in Illinois and Virginia in aggregate made up the majority (greater than 50 percent) of the tax effect in this category.
(2)We recognized federal tax credits of $13 million, $14 million and $17 million in fiscal years 2025, 2024 and 2023, respectively.
(3)Consists primarily of a non-taxable gain for a one-time benefit on company-owned life insurance policies and nondeductible executive compensation.
(4)The results of our equity method investments are excluded from income (loss) from continuing operations before income taxes. However, to the extent applicable, income taxes on our equity method investments are included in income tax expense (benefit), which can have significant impact on our computed effective tax rate.

The impact of the reconciling items between the federal statutory rate and our effective tax rate were more pronounced in fiscal year 2023 largely due to the pre-tax loss of $129 million in fiscal year 2023 compared to pre-tax income of $1,270 million and $1,061 million in fiscal years 2025 and 2024, respectively.
Income Taxes Receivable and Payable
Income taxes receivable totaled $56 million and $99 million as of December 28, 2025 and December 29, 2024, respectively, and were included in prepaid expenses and other current assets on the consolidated balance sheets. Income taxes payable totaled $30 million and $9 million as of December 28, 2025 and December 29, 2024, respectively, and were included in accrued expenses and other current liabilities on the consolidated balance sheets.
Income Taxes Paid
We paid income taxes totaling $124 million, $130 million and $108 million in fiscal years 2025, 2024 and 2023, respectively. The following table provides income taxes paid (net of refunds received) by primary jurisdiction for fiscal year 2025.

(in millions)
Federal	$103
State (1)	19
Foreign	3
Total income taxes paid	$124
_____________
(1)In fiscal year 2025, income taxes paid (net of refunds received) in the state of California was $7 million, which exceeded 5 percent of total income taxes paid (net of refunds received).

Deferred Tax Assets and Liabilities
The tax effects of temporary differences between the tax basis and book basis of our assets and liabilities are presented in the table below:

	December 28, 2025	December 29, 2024
	(in millions)
Deferred tax assets:
Research and development expenses	$30	$104
Operating lease obligations	91	79
Accrued expenses and other current liabilities	49	46
Pension and other retirement liabilities	43	72
Tax credits and net operating losses (1)	18	26
Employee benefits	15	14
Deferred payroll taxes	—	3
Other	11	28
Total deferred tax asset before valuation allowance	256	372
Valuation allowance (2)	(4)	(8)
Total deferred tax asset	$252	$364

Deferred tax liabilities:
Property, plant and equipment	416	412
Intangible assets	310	307
Operating lease assets	89	78
Inventory	43	38
Investments	30	27
Accrued expenses and other current liabilities	7	12
Other	15	8
Total deferred tax liability	$910	$882

Net deferred tax liability	$658	$518
________________
(1)We have $446 million of gross state net operating losses, $33 million of which have no expiration, and $413 million that will expire between 2026 and 2045. We have $2 million of state tax credits that will expire between 2026 and 2039.
(2)Valuation allowances are established if the Company’s deferred tax assets are not more likely than not to be realized. The valuation allowance primarily relates to state credits and state net operating loss carryforwards, which are expected to expire unused. The valuation allowance decreased by $4 million as a result of utilizing net operating losses and applying the interest expense limitation deduction.

We consider the earnings of our foreign subsidiaries to be indefinitely reinvested as we intend to use these earnings in our foreign operations. The amount of foreign subsidiary net earnings that was considered indefinitely reinvested was $184 million and $164 million as of December 28, 2025 and December 29, 2024, respectively, which is considered previously taxed income. The determination of any unrecorded deferred tax asset or liability on the remaining excess carrying amount of our investments over their respective tax bases is not practicable due to the uncertainty of how these investments would be recovered and such differences are not expected to be recognized in the foreseeable future.

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
•Permanently reinstating the immediate expensing of R&D in the U.S, which impacted years 2022 and beyond.
•Permanently restoring the EBITDA-based limitation for interest deduction under Section 163(j) of the IRS Tax Code.
In fiscal year 2025, following the enactment of the OBBB, we reclassified approximately $77 million of deferred tax assets related to R&D capitalization to prepaid expenses and other current assets.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending liability, excluding interest and penalties, for unrecognized tax benefits is as follows:

(in millions)
Balance, January 1, 2023	$28
Additions for tax positions taken in fiscal year 2023	1
Additions for tax positions taken for prior years	17
Lapse of statute of limitations	(1)
Balance, December 31, 2023	45
Additions for tax positions taken in fiscal year 2024	5
Additions for tax positions taken for prior years	59
Reductions for cash remittances for tax positions taken in prior years	(17)
Lapse of statute of limitations	(5)
Balance, December 29, 2024	87
Additions for tax positions taken in fiscal year 2025	2
Reductions for tax positions taken in prior years	(9)
Lapse of statute of limitations	(2)
Balance, December 28, 2025	$77
During fiscal years 2025, 2024 and 2023, we recognized interest and penalties totaling $3 million, $2 million, and $4 million, respectively, within income tax expense (benefit). The unrecognized tax benefits, if recognized, would have favorably affected income tax expense by $25 million, $24 million and $25 million in fiscal years 2025, 2024 and 2023, respectively. It is not practicable at this time to estimate the amount by which the liability for unrecognized tax benefits will change in the next twelve months.
We operate in multiple taxing jurisdictions, both within the U.S. and outside of the U.S., and are subject to examination from various tax authorities. The liability for unrecognized tax benefits included $14 million and $11 million of accrued interest as of December 28, 2025 and December 29, 2024, respectively.
We are currently being audited in several tax jurisdictions and remain subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within the U.S. and Mexico, we may be subject to audit by various tax authorities, and our subsidiaries operating within each country may be subject to different statute of limitations expiration dates. We have concluded all U.S. federal income tax matters through the tax year ended January 1, 2017. We are currently under U.S federal examination for all subsequent tax years through December 28, 2025. We are also subject to examination from tax authorities in Mexico and certain U.S. states for the tax years ended January 3, 2021 through December 28, 2025.
NOTE 14: PENSION AND OTHER RETIREMENT PLANS
Company Sponsored Defined Benefit Pension Plans
We sponsor several qualified and non-qualified defined benefit pension plans. Benefits under the qualified plans were frozen in 2021 for all non-union participants.
The following table presents a reconciliation of the pension benefit obligation, plan assets and the funded status of our pension plans:

	December 28, 2025	December 29, 2024
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,799	$1,829
Service cost	12	12
Interest cost	100	99
Benefits paid	(121)	(116)
Actuarial (gain) loss	26	(24)
Benefit obligation at end of year	1,817	1,799

Change in plan assets: (1)
Fair value of plan assets at beginning of year	1,498	1,551
Actual return on plan assets	174	6
Employer contributions	72	56
Benefits paid	(121)	(116)
Fair value of plan assets at end of year	1,623	1,498
Funded status	$194	$302

Amounts recognized in the consolidated balance sheets:
Net long-term pension obligation	207	279
Accrued expenses and other current liabilities	17	23
Other assets	30	—
Net amount recognized at end of year	$194	$302
________________
(1)Excludes the assets and related activity of our non-qualified defined benefit pension plans. The fair value of assets related to our non-qualified plans was $172 million and $141 million as of December 28, 2025 and December 29, 2024, respectively. These assets, which are held in a rabbi trust and remain subject to the claims of our general creditors, are recorded in prepaid expenses and other current assets, and other assets within the consolidated balance sheets.

The accumulated benefit obligation for all defined benefit pension plans was $1,791 million and $1,774 million as of December 28, 2025 and December 29, 2024, respectively. The following table provides information for the Company's defined benefit plans with an accumulated and projected benefit obligation in excess of plan assets.

	December 28, 2025	December 29, 2024
	(in millions)
Aggregate accumulated benefit obligation	$204	$1,774
Aggregate projected benefit obligation	224	1,799
Aggregate fair value of plan assets	—	1,498
The following table presents the pre-tax unrecognized items included as components of accumulated other comprehensive loss related to our defined benefit pension plans as of the dates indicated:

	December 28, 2025	December 29, 2024
	(in millions)
Unrecognized actuarial loss	$(485)	$(552)
Unrecognized prior service cost	(1)	(2)
The following table presents the components of the net periodic pension cost for the periods indicated.

	Fiscal Year
	2025	2024	2023
	(in millions)
Interest cost	$100	$99	$98
Amortization	21	18	$18
Service cost	12	12	$13
Expected return on plan assets	(105)	(107)	$(107)
Net periodic pension cost	$28	$22	$22

The components of net periodic pension cost other than service cost, which is included in operating profit, are included in non-operating gains in the consolidated statements of income.
The following table shows our weighted average assumptions for the periods indicated:

	Fiscal Year
	2025	2024	2023
Discount rate to determine net periodic pension cost	5.78%	5.57%	5.58%
Discount rate to determine benefit obligation	5.69	5.78	5.57
Expected long-term rate of return on plan assets	7.25	7.05	7.25
Rate of compensation increase	4.00	4.00	4.00
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

Asset category:	December 28, 2025	December 29, 2024	Target Range %
	(in millions)
Cash and cash equivalents, net of unsettled transactions	$141	$198	0-15%
Equity securities	541	511	30-50%
Debt securities	659	493	30-50%
Alternative assets	282	296	2-25%
Total plan assets	$1,623	$1,498
See “Note 17: Fair Value Measurements” for additional information about the fair value of our pension assets.
The funding requirement for our qualified pension plans in fiscal year 2026 is expected to be $5 million. We also expect to contribute $22 million to our non-qualified pension plans to cover expected benefit payments.
Expected future benefit payments for our defined benefit pension plans are as follows:

Fiscal Year	(in millions)
2026	$119
2027	122
2028	125
2029	126
2030	128
2031 - 2035	674
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

		Fiscal Year
Plan	EIN / PN (1)	2025	2024	2023	Expiration Dates of Collective Bargaining Agreements
		(in millions)
United Food and Commercial Workers International Union Industry Pension Fund	51-6055922 / 001	$1	$1	$1	Multiple (2)
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	36-6052390 / 001	—	—	—	October 2028
IAM National Pension Fund National Pension Plan	51-6031295 / 002	—	—	—	February 2026
Total contributions to multiemployer plans		$2	$1	$2
________________
(1)Represents the Employer Identification Number and the three-digit plan number assigned to a plan by the Internal Revenue Service.
(2)We have multiple collective bargaining agreements associated with the United Food and Commercial Workers International Union Industry Pension Fund. These agreements are currently scheduled to expire between January 2026 and May 2028.
Other Post-Employment Benefit Plans
We sponsor defined contribution plans (401(k) plans) covering substantially all U.S. employees. The amount of employee contributions we match varies depending on the plan or other factors, but is based primarily on each participant’s level of contribution and cannot exceed the maximum allowable for tax purposes. Total Company contributions were $63 million, $68 million, and $67 million , in fiscal years 2025, 2024 and 2023, respectively.
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
Initial Public Offering
On January 29, 2025, we completed our IPO of 26,086,958 shares of common stock, representing 7% of the total outstanding shares, at a price of $20.00 per share. We issued 13,043,479 shares of common stock bringing the total number of outstanding shares to 393,112,711. The remaining 13,043,479 shares of common stock were sold by WH Group, through its indirect wholly owned subsidiary SFDS UK Holdings Limited (“SFDS UK”), our only shareholder at the time. WH Group granted the underwriters a 30-day option to purchase up to 3,913,042 additional shares of our common stock. On February 20, 2025, the underwriters partially exercised that option and purchased 2,506,936 additional shares of common stock from WH Group. We received net proceeds from the IPO of $236 million after deducting underwriting discounts, commissions and fees.
Secondary Offering
On September 8, 2025, WH Group, through its indirect wholly owned subsidiary SFDS UK, sold another 22,461,452 shares of our common stock in a secondary offering. The sale did not affect the number of shares outstanding, nor did we receive any proceeds from the sale of stock by WH Group. Following this offering, WH Group owns approximately 87% of our outstanding common stock.
Stock-Based Compensation
In connection with the IPO, we granted to certain of our directors and employees and certain directors and employees of WH Group: (1) options to purchase 9,822,467 shares of common stock with an exercise price equal to the IPO price of $20.00 per share and (2) 1,527,000 RSUs. The stock options and substantially all RSUs vest over a five year period, with 20% vesting each year. The stock options and RSUs are expected to be settled in shares of our common stock.
We recognized compensation expense totaling $9 million associated with these equity instruments in fiscal year 2025. The related income tax benefit was immaterial. There was no compensation expense capitalized as part of inventory or fixed assets. Unrecognized compensation expense totaled $37 million as of December 28, 2025, which is expected to be recognized on a straight-line basis over the remaining vesting period of 4.1 years. No compensation expense was recognized for stock options and RSUs granted to directors and employees of WH Group. Such awards are accounted for as a dividend upon issuance of the shares based on the grant-date fair value.
Stock Options
The fair value of stock options was estimated on the grant date at $3.05 per share using the Black-Scholes option pricing model. The stock options were valued in five separate tranches according to the expected life of each tranche. The following table summarizes the weighted average results of assumptions used in determining the fair value of the stock options.

Expected annual volatility (1)	25.8%
Dividend yield	5.5%
Risk-free interest rate	4.4%
Expected term (years) (2)	5
________________
(1)The expected annual volatility was based on the historical volatility of comparable companies.
(2)The expected term of options granted represents the period of time that options are expected to be outstanding.

The following table summarizes stock option activity as of and for the fiscal year ended December 28, 2025.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 29, 2024	—	$—
Granted	9,822,467	$20.00
Forfeited	(460,350)	$20.00
Outstanding as of December 28, 2025	9,362,117	$20.00	9.1	$23
Exercisable as of December 28, 2025	—	$—
RSUs
The following table summarizes RSU activity as of and for the fiscal year ended December 28, 2025.

Number of RSUs
Outstanding as of December 29, 2024	—
Granted	1,527,000
Forfeited	(70,300)
Outstanding as of December 28, 2025	1,456,700
Accumulated Other Comprehensive Loss
The following tables present the beginning and ending balances of accumulated other comprehensive loss by component.

	Foreign Currency Translation	Pension Accounting	Hedge Accounting (1)	Accumulated Other Comprehensive Loss
	(in millions)
Balance, January 1, 2023	$(327)	$(389)	$8	$(708)
Other comprehensive income (loss), net of tax	193	16	(1)	208
Balance, December 31, 2023	(134)	(373)	8	(500)
Other comprehensive loss, net of tax	(17)	(44)	(33)	(95)
European operations carve-out	143	—	—	143
Balance, December 29, 2024	(8)	(418)	(26)	(452)
Other comprehensive income, net of tax	51	49	38	138
Balance, December 28, 2025	$42	$(369)	$13	$(314)

________________
(1)As of December 31, 2023 accumulated other comprehensive loss included a $29 million gain related to option premiums, which are excluded from our assessment of hedge effectiveness. This amount represents the change in fair value of options designated in cash flow hedging relationships that was not amortized into earnings and for which the underlying transactions have not yet affected earnings. The gain or loss for all other balance sheet dates presented were not material.
Other Comprehensive Income (Loss)
The following table presents the details of other comprehensive income (loss).

	Fiscal Year
	2025				2024			2023
	Before Tax		Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
	(in millions)
Continuing operations:
Foreign currency translation:
Translation gains (losses) (1)	$77	0	$—	$77	$(130)	$—	$(130)	$75	$—	$75
Retirement benefits:
Actuarial gains (losses)	43		(10)	33	(79)	19	(60)	2	—	1
Amortization of actuarial losses and prior service credits reclassified to non-operating gains	21		(5)	16	21	(5)	16	18	(4)	14
Derivatives:
Gains (losses) arising during the period	(8)		2	(6)	(56)	14	(41)	10	(2)	7
(Gains) losses reclassified to sales	56		(14)	42	(18)	5	(13)	(12)	3	(9)
Losses reclassified to cost of sales	2		—	1	28	(7)	21	—	—	—
Losses reclassified to interest expense	2		—	1	2	—	1	2	—	1
Total other comprehensive income (loss) from continuing operations	$193		$(28)	$164	$(232)	$25	$(207)	$93	$(4)	$88

Discontinued operations:
Foreign currency translation:
Translation gains (1)	—		—	—	77	—	77	144	—	144
Retirement benefits:
Amortization of actuarial losses and prior service (credits) reclassified to non-operating gains	—		—	—	—	—	—	1	—	1
Derivatives:
Derivative gains arising during the period	—		—	—	1	—	1	2	—	2
Derivative gains reclassified to sales	—		—	—	(1)	—	(1)	(1)	—	(1)
Total other comprehensive income (loss) from discontinued operations	$—		$—	$—	$76	$—	$76	$145	$—	$145

Total other comprehensive income (loss)	$193		$(28)	$164	$(155)	$25	$(130)	$238	$(5)	$234
Other comprehensive income (loss) attributable to noncontrolling interest	26		—	26	(35)	—	(35)	25	—	25
Other comprehensive income (loss) attributable to Smithfield	$167		$(28)	$138	$(120)	$25	$(95)	$213	$(5)	$208
________________
(1)We consider the earnings in our non-U.S. subsidiaries to be indefinitely reinvested, and accordingly, record no deferred income taxes on such amounts. The twelve months ended December 28, 2025, December 29, 2024 and December 31, 2023 included $26 million of translation gains and $35 million of translation losses, and $25 million of translation gains, respectively, attributable to NCIs, which are included in redeemable NCIs on the consolidated balance sheet.

NOTE 16: EARNINGS AND DIVIDENDS PER SHARE
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
The following table provides the weighted-average shares used in the denominator for those computations.

	Twelve Months Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Basic weighted-average shares outstanding	392,037,699	380,069,232	380,069,232
Add: Dilutive effect of stock options and RSUs	663,470	—	—
Diluted weighted-average shares outstanding (1)	392,701,169	380,069,232	380,069,232
__________________
(1)We excluded 6,986,437 stock options from the computation of diluted weighted-average shares outstanding for the twelve months ended December 28, 2025, because their effect would have been anti-dilutive.

In fiscal year 2025, we declared and paid dividends of $1.00 per share of common stock.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth, by level within the fair value hierarchy, our financial assets and liabilities, including assets held in rabbi trusts used to fund our non-qualified defined benefit pension plans and deferred compensation plans, that were measured at fair value on a recurring basis.

	December 28, 2025				December 29, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Commodity derivative contracts	$26	$2	$—	$28	$9	$6	$—	$15
Exchange traded funds	135	—	—	135	—	—	—	—
Mutual funds (1)	71	—	—	78	74	—	—	84
Insurance contracts	—	—	—	—	—	104	—	104
Total	$232	$2	$—	$241	$83	$110	$—	$202

Liabilities:
Commodity derivative contracts	$3	$—	$—	$3	$32	$12	$—	$44
Total	$3	$1	$—	$3	$32	$12	$—	$44
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
•Exchange-traded funds (“ETFs”)—ETFs consist of publicly traded investment funds that are valued using quoted market prices on active exchanges and are categorized in Level 1 within the fair value hierarchy.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. As of December 28, 2025 and December 29, 2024, we had no significant assets or liabilities that were measured and recorded at fair value on a nonrecurring basis after initial recognition.

Redeemable Noncontrolling Interest
The redemption value for the NCI in Altosano is fair value. We estimate the redemption value of Altosano using an income and a market approach. Under the income approach, fair value is estimated by using the projected discounted cash flows. Under the market approach, the fair value is estimated by reference to guideline companies that are reasonably comparable based on the valuation multiples of EBITDA. The significant unobservable inputs used in the estimation of the fair value have an inherent measurement uncertainty that if changed could result in higher or lower fair value measurements as of the reporting date. The following table provides the significant unobservable level 3 inputs used in the valuation.

Unobservable Inputs	December 28, 2025	December 29, 2024
Weighted-average cost of capital	10%	9%
Growth rate	3%	3%
EBITDA multiple	8.75x	10x
Control premium	25%	25%
Pension Plan Assets
The following table summarizes our qualified pension plan assets measured at fair value on a recurring basis (at least annually):

	December 28, 2025					December 29, 2024
	Level 1	Level 2	Level 3	Total		Level 1		Level 2		Level 3		Total
	(in millions)
Cash and cash equivalents	$100	$—	$—	$100		$153		$—		$—		$153

Equity securities:
U.S. common stock:
Health care	1	—	—	1		1		—		—		1
Financial services	3	—	—	3		2		(1)		—		1
Retail and consumer products	—	—	—	—		1		—		—		1
Information technology	1	—	—	1		1		—		—		1
Manufacturing and industrials	1	—	—	1		1		—		—		1
U.S. Equity Fund	1	—	—	1	1	—	—	—	—	—	—	—
International common stock	3	—	—	3		2		—		—		2

Commingled funds: (1)
Global equity	—	—	—	530		—		—		—		504
Corporate debt securities	—	—	—	179		—		—		—		166

Fixed income securities:
Corporate debt	262	1	—	263		248		1		—		250
Government debt	227	(10)	—	217		105		(27)		—		77

Alternative investments:
Diversified investment funds (1)	—	—	—	2		—		—		—		3

Limited partnerships (1)	—	—	—	280		—		—		—		293

Total fair value	$600	$(9)	$—	$1,582		$513		$(27)		$—		$1,452
Unsettled transactions, net				41								46
Total plan assets				$1,623								$1,498

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

	December 28, 2025		December 29, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Total debt	$1,909	$1,986	$1,821	$1,983

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
Concentrations of credit risk with respect to accounts and notes receivable are limited due to our large number of customers. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. As of December 28, 2025, we had accounts and notes receivable from Murphy Family Farms and VisionAg totaling $218 million and $47 million, respectively. A portion of these balances are secured by the breeding stock and inventories owned by Murphy Family Farms and VisionAg. We have an agreement to purchase 3.2 million and 600,000 market hogs annually from Murphy Family Farms and VisionAg, respectively, which further mitigates our exposure to potential credit risk.
Additionally, as of December 28, 2025, 11% of our accounts receivable balance was due from Walmart. No other single customer or customer group represented 10% or greater of our accounts receivable.
Our derivative counterparties primarily consist of financial institutions that are investment grade. A portion of our financial instruments are exchange traded derivative contracts held with brokers and counterparties with whom we maintain margin accounts that are settled on a daily basis, thereby limiting our credit exposure to non-exchange traded derivatives. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of December 28, 2025, our gross credit exposure on non-exchange traded derivative contracts was immaterial. After taking into account the effect of netting arrangements, we had no credit exposure on non-exchange traded derivative contracts.
NOTE 18: RELATED PARTY TRANSACTIONS
The following tables present balances due from and to related parties and amounts of related party transactions:

	December 28, 2025	December 29, 2024
	(in millions)
Due from related parties:
Accounts receivable, net (1)	$235	$61
Prepaid expenses and other current assets (2)	56	12
Other assets (2)	26	$34
Total	$316	$106

Due to related parties (3)	$10	$7
________________
(1)    Primarily represents amounts due from Murphy Family Farms and VisionAg as of December 28, 2025 for the sale of livestock feed as well as amounts due from subsidiaries of WH Group as of December 28, 2025 and December 29, 2024 primarily for the sale of fresh pork offal products.
(2)    Primarily represents notes receivable from Murphy Family Farms and VisionAg related to the sale of breeding stock and related assets.
(3)    Primarily represents amounts due to Murphy Family Farms, VisionAg, Morliny Foods and other equity method investees for the purchase of raw materials and inventories, which are classified in accounts payable.

	Fiscal Year
	2025	2024		2023
	(in millions)
Receipts from related parties:
Sales to Murphy Family Farms and VisionAg (1)	$810	$39		$—
Sales to subsidiaries of WH Group (2)	318	388		487
Other (3)	6	20		14
Total	$1,134	$447		$501

Payments to related parties:
Purchases from Murphy Family Farms and VisionAg (4)	$728	$—		$—
Payments of dividends (5)	359	494		350
Purchases from other equity method investees (6)	146	146	0	176
Purchases from subsidiaries of WH Group (7)	45	15		5
Capital contributions to equity method investees	7	8		7
Other	—	1		2
Total	$1,285	$664		$540
________________
(1)Primarily consists of sales of livestock feed, commercial hog inventories, transportation services and other ancillary goods and services.
(2)Primarily consists of sales of fresh pork offal products.
(3)Primarily consists of dividends from and sales to certain biogas and other equity method investments.
(4)Primarily consists of purchases of hog inventories.
(5)Consists of payments of dividends to our controlling parent.
(6)Primarily consists of purchases of raw materials used in our hog production operations and cold storage.
(7)Primarily consists of purchases of certain products from Morliny Foods.
NOTE 19: REGULATION AND CONTINGENCIES
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
As of December 28, 2025 and December 29, 2024, we had contingent liabilities totaling $149 million and $141 million, respectively, in accrued expenses and other current liabilities on the consolidated balance sheets related to litigation matters, including those described below. We recorded charges totaling $80 million, $5 million, and $213 million in fiscal years 2025, 2024, and 2023, respectively, for litigation matters, including those described below, in SG&A in the consolidated statements of income. These matters will not affect our profits or losses in future periods unless our accruals prove to be insufficient or excessive. It is reasonably possible that a change in our estimates may occur in the near term and that our accruals could be insufficient. We are unable to estimate the amount of possible loss in excess of our accruals, which could be material. Additionally, legal expenses incurred in our and our subsidiaries’ defense of these claims and any payments made to plaintiffs through unfavorable verdicts or otherwise could negatively impact our cash flows and our liquidity position.

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
On April 5, 2024, the non-settled defendants moved to dismiss the amended complaint. On March 26, 2025, the court granted in part defendants’ motion to dismiss the amended complaint and held that certain of plaintiffs’ new allegations are barred by the statute of limitations. We filed our answers to the amended complaint on May 9, 2025. The parties have commenced discovery and all defendants other than the Smithfield defendants have now settled. We intend to vigorously defend against these claims.
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
Insurance Claims
We maintain comprehensive general liability and property insurance, including business interruption insurance, with loss limits that we believe provide substantial and broad coverage for potential losses. The following summarizes significant insurance claims and related proceeds received over the last three fiscal years:
•In fiscal years 2025 and 2024, we received proceeds totaling $29 million and $9 million, respectively, for settlements of insurance claims for losses incurred in connection with past litigation.
•In the first quarter of 2025 and the second quarter of 2023, we settled insurance claims and received proceeds of $6 million and $3 million, respectively, in connection with a fire that occurred at our Tar Heel, North Carolina rendering facility in 2021.
•In fiscal year 2024 we received proceeds totaling $19 million in connection with settlements related to a business interruption insurance claim.
Of the insurance proceeds received in fiscal years 2025, 2024 and 2023 described above, we classified $4 million, $2 million and $2 million, respectively, in investing activities in the consolidated statements of cash flows. All other proceeds were classified in operating activities in each respective fiscal year. We classified all insurance recoveries in operating gains in the consolidated statements of income in each respective fiscal year.
ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
At the end of the period covered by this Annual Report on Form 10-K, we evaluated, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is: (1) recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the U.S. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 28, 2025 using the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that, as of December 28, 2025, the Company’s internal control over financial reporting was effective.

/s/ C. Shane Smith
Chief Executive Officer

/s/ Mark L. Hall
Chief Financial Officer

Date: March 24, 2026
Changes in Internal Control Over Financial Reporting
During the three months ended December 28, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION
(1) Disclosure in Lieu of Reporting on a Current Report on Form 8-K.
None.
(2) Insider Trading Arrangements and Policies.
During the fiscal quarter ended December 28, 2025, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as the terms are defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 will be included under headings “Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Board of Directors and Corporate Governance” in our definitive Proxy Statement for our Annual Meeting of Stockholders expected to be held on June 2, 2026 (“2026 Proxy Statement”). This information is incorporated by reference into this Annual Report on Form 10-K.
Information concerning Executive Officers is set forth in Part I to this Form 10-K, pursuant to Instruction to Item 401 of Regulation S-K.
Code of Ethics and Business Conduct
We have a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our CEO, CFO and chief accounting officer. Our Code of Ethics and Business Conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website.
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
ITEM 11. EXECUTIVE COMPENSATION
Information required by this Item 11 will be included under the headings “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Equity Award Grant Practices” in our 2026 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 will be included under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2026 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 will be included under the headings “Certain Relationships and Related Transactions” and “Director Independence” in our 2026 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item 14 will be included under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2026 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this report:

Exhibit Number	Description of Exhibit
2.1***
Agreement and Plan of Merger, dated as of January 20, 2026, by and among Smithfield Foods, Inc., Boardwalk Merger Sub Inc. and Nathan’s Famous, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed by the Registrant with the SEC on January 21, 2026 and incorporated herein by reference).

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

10.5
Master Receivables Purchase Agreement, dated as of December 22, 2022, among Smithfield Receivables Fundings LLC, the Registrant, certain buyers from time to time party thereto and PNC Bank, National Association (filed as Exhibit 10.7 to the Registration Statement on Form S-1 filed by the Registrant with the SEC on January 6, 2025 and incorporated herein by reference).

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
101
The following information from our Annual Report on Form 10-K for the year ended December 28, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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
* Filed herewith.
** Furnished herewith.
*** Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Smithfield agrees to furnish a copy of any omitted schedule to the SEC upon request. Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.
†Compensatory arrangements for director(s) and/or executive officer(s).

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Allowance for credit losses:
2025	$4	$4	$1	$(3)	$5
2024	3	2	—	(1)	4
2023	2	1	—	—	3
Allowance for returns and other sales adjustments:
2025	$13	$(11)	$—	$10	$12
2024	18	8	1	(14)	13
2023	20	17	2	(20)	18
Inventory obsolescence reserve:
2025	$30	$1	$—	$—	$31
2024	55	(25)	—	—	30
2023	29	26	—	—	55
Valuation allowance on deferred tax assets:
2025	$8	$(1)	$—	$(3)	$4
2024	12	—	—	(3)	8
2023	7	3	1	—	12

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SMITHFIELD FOODS, Inc.

By: /s/ C. Shane Smith March 24, 2026
                         C. Shane Smith Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ C. Shane Smith	Chief Executive Officer and Director	March 24, 2026
C. Shane Smith	(Principal Executive Officer)

/s/ Mark L. Hall	Chief Financial Officer	March 24, 2026
Mark L. Hall	(Principal Financial Officer)

/s/ R. Allen Brobst	Principal Accounting Officer	March 24, 2026
R. Allen Brobst, Jr.

/s/ Long Wan	Chairman	March 24, 2026
Long Wan

/s/ Marie T. Gallagher	Director	March 24, 2026
Marie T. Gallagher

/s/ Lijun Guo	Director	March 24, 2026
Lijun Guo

/s/ Hank Shenghua He	Director	March 24, 2026
Hank Shenghua He

/s/ John A. Quelch	Director	March 24, 2026
John A. Quelch

/s/ Raymond A. Starling	Director	March 24, 2026
Raymond A. Starling

/s/ Hongwei Wan	Director	March 24, 2026
Hongwei Wan

/s/ Xiaoming Zhou	Director	March 24, 2026
Xiaoming Zhou