Form 10-Q
period 2026-03-29
SMITHFIELD FOODS INC
filed 2026-04-28
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of April 26, 2026, the registrant had 393,477,263 shares of common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except share data and per share data, and unaudited)

	Three Months Ended
	March 29, 2026	March 30, 2025
Sales	$3,800	$3,771
Cost of sales	3,289	3,262
Gross profit	511	510
Selling, general and administrative expenses	180	197
Operating gains	(1)	(9)
Operating profit	333	321
Interest expense, net	8	11
Non-operating losses	1	6
Income before income taxes	323	304
Income tax expense	72	72
Loss from equity method investments	2	5
Net income	249	227
Net income attributable to noncontrolling interests	4	4
Net income attributable to Smithfield	$246	$224

Net income per common share attributable to Smithfield:
Basic	$0.63	$0.57
Diluted	0.62	0.57

Weighted-average shares outstanding:
Basic	393,285,796	388,812,663
Diluted	394,670,922	389,064,212
See Notes to Condensed Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions and unaudited)

	Three Months Ended
	March 29, 2026	March 30, 2025
Net income	$249	$227

Other comprehensive income (loss), net of tax:
Foreign currency translation	(8)	(1)
Pension accounting	4	3
Hedge accounting	(10)	41
Total other comprehensive income (loss)	(14)	43

Comprehensive income	236	270
Comprehensive income attributable to noncontrolling interests	1	3
Comprehensive income attributable to Smithfield	$235	$267
See Notes to Condensed Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data, and unaudited)

	March 29, 2026	December 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,386	$1,539
Accounts receivable, net	1,066	1,023
Inventories, net	2,348	2,328
Prepaid expenses and other current assets	232	276
Total current assets	5,031	5,166

Property, plant and equipment, net	3,205	3,226
Goodwill	1,622	1,623
Intangible assets, net	1,258	1,260
Operating lease assets	380	387
Equity method investments	209	209
Other assets	297	306
Total assets	$12,002	$12,177

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$489	$856
Current portion of long-term debt and finance lease obligations	602	3
Current portion of operating lease obligations	73	71
Accrued expenses and other current liabilities	922	811
Total current liabilities	2,086	1,741

Long-term debt and finance lease obligations	1,401	2,000
Long-term operating lease obligations	313	322
Deferred income taxes, net	638	658
Net long-term pension obligation	209	207
Other liabilities	180	185

Redeemable noncontrolling interests	311	264

Commitments and contingencies (Note 15)

Equity:
Shareholders’ equity:
Preferred stock, no par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 5,000,000,000 shares authorized; 393,477,263 shares issued and outstanding as of March 29, 2026 and 393,112,711 shares issued and outstanding as of December 28, 2025	—	—
Additional paid-in capital	3,292	3,338
Retained earnings	3,897	3,776
Accumulated other comprehensive loss	(325)	(314)
Total shareholders’ equity	6,864	6,801
Total liabilities and equity	$12,002	$12,177

See Notes to Condensed Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions and unaudited)

	Three Months Ended
	March 29, 2026	March 30, 2025
Cash flows from operating activities:
Net income	$249	$227
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization	83	83
Changes in operating and other assets and liabilities, net	(390)	(541)
Other	(8)	64
Net cash flows used in operating activities	(65)	(166)

Cash flows from investing activities:
Capital expenditures	(88)	(79)
Net expenditures from breeding stock transactions	(6)	(7)
Cash receipts on notes receivable	14	1
Net cash flows used in investing activities	(80)	(85)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	236
Other	(5)	—
Net cash flows from (used in) financing activities	(5)	236

Effect of foreign exchange rate changes on cash	(4)	—
Net change in cash, cash equivalents and restricted cash	(154)	(15)
Cash, cash equivalents and restricted cash at beginning of period	1,539	943
Cash, cash equivalents and restricted cash at end of period	$1,386	$928
    See Notes to Condensed Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data, and unaudited)

	Three Months Ended March 29, 2026
	Shares of Common Stock	Additional Paid-in Capital	Retained Earnings		Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 28, 2025	393,112,711	$3,338	$3,776		$(314)	$6,801
Stock compensation expense	—	3	—		—	3
Settlement of restricted stock units	544,464	1	(1)		—	—
Withholding tax on settlement of restricted stock units	(179,912)	(4)	—		—	(4)
Adjustment to redeemable noncontrolling interests	—	(46)	—		—	(46)
Dividends declared ($0.3125 per share)	—	—	(123)		—	(123)
Comprehensive income:
Net income attributable to Smithfield	—	—	246		—	246
Other comprehensive loss, net of tax	—	—	—		(11)	(11)
Balance, March 29, 2026	393,477,263	$3,292	$3,897	0	$(325)	$6,864

	Three Months Ended March 30, 2025
	Shares of Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 29, 2024	380,069,232	$3,102	$3,184	$(452)	$5,834
Issuance of common stock	13,043,479	236	—	—	236
Stock compensation expense	—	2	—	—	2
Adjustment to redeemable noncontrolling interests	—	(15)	—	—	(15)
Dividends declared ($0.2500 per share)	—	—	(99)	—	(99)
Comprehensive income:
Net income attributable to Smithfield	—	—	224	—	224
Other comprehensive income, net of tax	—	—	—	43	43
Balance, March 30, 2025	393,112,711	$3,325	$3,308	$(408)	$6,225
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
These statements and notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K filed for the fiscal year ended December 28, 2025, which include a comprehensive description of our significant accounting policies and other information that is not included herein.
Seasonality
Sales, profitability and cash flow generation and use are impacted on a quarterly basis by the seasonal nature of our business. Our sales and profitability are generally higher in the fourth quarter due to the Thanksgiving and Christmas holidays. In addition, the timing of the Easter holiday can affect the comparability of our first and second quarters on both a quarter-to-quarter and year-over-year basis. We typically build inventories of certain products in anticipation of seasonal demand fluctuations, as periods of higher sales for hams occur during major holidays, while sales of ribs, smoked sausages and hot dogs are generally higher during the summer months.
Hog prices also exhibit seasonal patterns, tending to rise as hog supplies decrease during the summer and decline as supplies increase during the fall and winter. These fluctuations are driven by lower farrowing performance during the winter and slower animal growth rates during the summer, which can impact our cost structure and profitability throughout the year.
Our cash use is highest in the first quarter, primarily due to working capital needs related to payments to certain suppliers that are typically deferred in the fourth quarter.
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
Our elected fiscal year is the 52-week or 53-week period which ends on the Sunday nearest to December 31. Each of the first quarters of fiscal years 2026 and 2025, which ended on March 29, 2026 and March 30, 2025, respectively, consisted of 13 weeks.
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
Cash and Cash Equivalents
We maintain a cash management structure with one of our banking institutions that incorporates a master netting arrangement. This structure utilizes concentration accounts, automated sweep mechanisms and zero‑balance disbursement accounts to fund disbursements, such as payroll and accounts payable. All accounts under this structure are netted and presented in either cash and cash equivalents or accounts payable on the condensed consolidated balance sheet depending on whether the net balance is positive or in an overdraft position. As of March 29, 2026 and December 28, 2025, the net overdraft balances were $32 million and $29 million, respectively, which were presented in accounts payable on the condensed consolidated balance sheets.
Recently Issued Accounting Pronouncements
New Accounting Pronouncements Recently Adopted
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the estimation of credit losses on current accounts receivable and contract assets arising from transactions accounted for under ASC 606. The update was adopted and applied to assets within its scope in this Quarterly Report on Form 10-Q on a prospective basis. The standard did not impact our financial position, results of operations or cash flows.
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
In December 2025, the FASB issued ASU 2025‑12 Codification Improvements, which makes 33 incremental improvements to GAAP across a broad range of topics intended to address technical corrections, unintended application of the accounting standards codification, clarifications and other minor improvements. This update is effective for fiscal year 2027, including interim periods within that fiscal year, with early adoption permitted. We do not expect the adoption of this update to have a material impact on our financial position, results of operations, or cash flows.
NOTE 2: REPORTABLE SEGMENTS
Our reportable segments are determined on the basis of our organizational structure and information that is regularly reviewed by our Chief Operating Decision Maker (“CODM”) for the purpose of assessing the performance of the operating segments of our business and making operating and resource allocation decisions. Our CODM is our Chief Executive Officer. Our CODM reviews assets at a consolidated level; not by reportable segment. Therefore, we do not disclose assets by reportable segment. Additionally, while segments are managed separately, our manufacturing and distribution activities are often integrated to optimize cost efficiencies, resulting in jointly utilized assets, including fixed assets, that are not tracked at the segment level. Depreciation and amortization associated with these shared assets are generally allocated to reportable segments.
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

Fresh Pork
The Fresh Pork segment consists of our U.S. operations that process live hogs into a wide variety of primal, sub-primal and offal products, such as bellies, butts, hams, loins, picnics and ribs. The Fresh Pork segment sources approximately 40% of its raw materials from our Hog Production segment, with the remainder from farmers with whom we partner across the U.S. Approximately one-third of our fresh pork products, including the majority of hams, bellies and trimmings, is transferred to our Packaged Meats segment. Externally, we sell our fresh pork products to domestic retail, foodservice and industrial customers, as well as to export markets, including, among others, Mexico, China, Japan, South Korea and Canada.
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
The following tables provide certain financial information by reportable segment with a reconciliation to the consolidated totals.

	Three Months Ended March 29, 2026
	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Intersegment	Consolidated
	(in millions)
Sales	$2,149	$2,012	$769	$174	$—	$—	$(1,303)	$3,800
Cost of sales	1,781	1,895	755	156	—	5	(1,303)	3,289
Selling, general and administrative expenses	92	39	10	6	26	7	—	180
Operating gains	—	—	—	—	—	(1)	—	(1)
Operating profit (loss)	275	78	4	12	(26)	(10)	—	333
Interest expense, net						8		8
Non-operating losses						1		1
Income before income taxes								$323
Other segment data:
Depreciation and amortization	$33	$27	$13	$7	$—	$2	$—	$83
Capital expenditures	45	33	8	1	2	—	—	88

	Three Months Ended March 30, 2025
	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Intersegment	Consolidated
	(in millions)
Sales	$2,024	$2,033	$932	$104	$—	$—	$(1,322)	$3,771
Cost of sales	1,665	1,906	919	84	—	9	(1,322)	3,262
Selling, general and administrative expenses	93	46	12	6	29	12	—	197
Operating gains	—	—	—	—	—	(9)	—	(9)
Operating profit (loss)	266	82	1	14	(29)	(12)	—	321
Interest expense, net						11		11
Non-operating losses						6		6
Income before income taxes								$304
Other segment data:
Depreciation and amortization	$32	$27	$15	$6	$—	$2	$—	$83
Capital expenditures	40	24	11	2	3	—	—	79
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

The following tables disaggregate our sales to customers by reportable segment and by major distribution channel.

	Three Months Ended March 29, 2026
	Retail (1)	Foodservice (2)	Exports (3)	Industrial (4)	Other / Unallocated (5)	Total External Sales (6)	Intersegment	Consolidated
	(in millions)
Packaged Meats	$1,390	$618	$30	$111	$(1)	$2,149	$—	$2,149
Fresh Pork	498	75	399	255	—	1,228	784	2,012
Hog Production	—	—	—	—	250	250	519	769
Other (7)	—	—	—	—	174	174	—	174
Intersegment	—	—	—	—	—	—	(1,303)	(1,303)
Total	$1,889	$693	$429	$366	$423	$3,800	$—	$3,800

	Three Months Ended March 30, 2025
	Retail (1)	Foodservice (2)	Exports (3)	Industrial (4)	Other / Unallocated (5)	Total External Sales (6)	Intersegment	Consolidated
	(in millions)
Packaged Meats	$1,284	$597	$31	$110	$2	$2,024	$—	$2,024
Fresh Pork	483	59	435	266	3	1,246	787	2,033
Hog Production	—	—	—	—	397	397	535	932
Other (7)	—	—	—	—	104	104	—	104
Intersegment	—	—	—	—	—	—	(1,322)	(1,322)
Total	$1,767	$657	$466	$376	$505	$3,771	$—	$3,771
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
(6)Includes external sales from our Mexico operations of $169 million and $99 million for the three months ended March 29, 2026 and March 30, 2025, respectively. All other external sales are sourced from our U.S. operations.
(7)Includes our Mexico and Bioscience operations.

NOTE 3: PENDING ACQUISITION
Nathan’s Famous
On January 20, 2026, we entered into an agreement to acquire all of the issued and outstanding shares of Nathan’s Famous Inc. (“Nathan’s”) for $102.00 per share in cash. The acquisition is expected to be funded using cash on hand. Since March 2014, we have held an exclusive license to manufacture, distribute, market and sell “Nathan’s Famous” branded hot dogs, sausages, corned beef and certain other ancillary products through retail outlets in the U.S. and Canada and Sam’s Clubs in Mexico. The license is scheduled to expire in March 2032. Completion of the transaction remains contingent upon meeting several conditions specified in the merger agreement. These include securing approval from the holders of a majority of Nathan’s outstanding common stock, obtaining clearance from the Committee on Foreign Investment in the United States (“CFIUS”), and fulfilling other standard closing requirements. However, given the impact of the partial government shutdown on statutory deadlines for CFIUS’s review process, our anticipated closing timeline has shifted, and we now expect the transaction to close in the second half of 2026.
NOTE 4: OPERATING GAINS AND NON-OPERATING LOSSES
The following table provides details of operating (gains) and non-operating (gains) losses.

	Three Months Ended
	March 29, 2026	March 30, 2025
	(in millions)
Operating gains:
Gain on disposal of assets	$(1)	$(2)
Insurance recoveries (1)	—	(6)
Other operating gains	—	(1)
Operating gains	$(1)	$(9)

Non-operating losses:
Loss on assets held in rabbi trusts (2)	$3	$2
Net pension and postretirement benefits cost (3)	—	4
Other non-operating gains	(2)	—
Non-operating losses	$1	$6
________________
(1)Consists of a gain recognized in connection with a settlement of an insurance claim associated with property damage. See “Note 15: Regulation and Contingencies” for further discussion.
(2)Assets held in rabbi trusts are used to fund nonqualified defined benefit pension and deferred compensation plans.
(3)Includes the components of net pension and postretirement benefits cost other than service cost, which is included in operating profit. These components consist of interest cost, expected return on plan assets, amortization of actuarial gains/losses and prior service costs/credits, and curtailment gains.

NOTE 5: RESTRUCTURING AND OPTIMIZATION
Springfield, Massachusetts Facility
On February 6, 2026, we announced our decision to exit our leased Springfield, Massachusetts dry sausage production facility by the end of August 2026 and consolidate production across our network, including at our recently acquired Nashville, Tennessee facility. The decision to close the Springfield facility is part of the Company’s ongoing efforts to optimize its manufacturing footprint and improve operational and cost efficiencies. In the first quarter of 2026, we recognized $2 million in accelerated depreciation and employee termination benefits in cost of sales in the condensed consolidated statement of income. We expect to recognize additional charges associated with the exit of the facility totaling approximately $8 million over the second and third quarters of fiscal year 2026.
Administrative Process Optimization
In the fourth quarter of 2025, we commenced an initiative to modernize and optimize certain of our administrative and transactional processes. As part of this initiative, we will employ new and advanced technologies, including artificial intelligence and robotic process automation, that will allow us to drive significant improvements in operational efficiency and productivity. As a result of this initiative, we recognized $1 million in restructuring costs in selling, general and administrative expenses (“SG&A”) in the condensed consolidated statement of income in the first quarter of fiscal year 2026 and anticipate additional one-time restructuring costs totaling approximately $10 million for the remainder of fiscal year 2026.
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
NOTE 6: ACCOUNTS RECEIVABLE
Accounts receivable, net is comprised of both receivables from contracts with customers and other receivables. Our receivables from contracts with customers totaled $1,021 million and $963 million as of March 29, 2026 and December 28, 2025, respectively.
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

NOTE 7: INVENTORIES
Inventories, net consist of the following:

	March 29, 2026	December 28, 2025
	(in millions)
Fresh and packaged meats	$1,203	$1,114
Livestock	702	715
Grains	178	241
Maintenance parts	130	125
Manufacturing supplies	123	118
Other	11	15
Inventories, net	$2,348	$2,328
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
Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counterparty agreements. Additionally, certain of our derivative contracts contain credit risk-related contingent features, which would require us to post additional cash collateral to cover net losses on open derivative instruments if our credit rating were sufficiently downgraded. As of March 29, 2026, the net liability position of our open derivative instruments subject to credit risk-related contingent features was not material.
The size and mix of our derivative portfolio vary from time to time based upon our analysis of current and future market conditions. The following table presents the fair values of our open derivative financial instruments on a gross basis.

	Assets		Liabilities
	March 29, 2026	December 28, 2025	March 29, 2026	December 28, 2025
	(in millions)
Derivatives using the “hedge accounting” method:
Commodity contracts	$22	$26	$17	$2
Derivatives using the “mark-to-market” method:
Commodity contracts	2	2	7	1
Foreign exchange contracts	1	—	—	—
Total fair value of derivative instruments	$24	$28	$24	$3

The following tables reconcile the gross amounts of derivative assets and liabilities to the net amounts presented in our condensed consolidated balance sheets and the related effects of cash collateral under netting arrangements that provide a legal right of offset of assets and liabilities.

	March 29, 2026
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/ Liabilities	Net Derivative Assets/Liabilities	Netting of Derivative and Cash Collateral	Net Amount Presented in the Condensed Consolidated Balance Sheet (1)
	(in millions)
Assets:
Commodity contracts	$24	$(21)	$3	$18	$21
Foreign exchange contracts	1	—	1	—	1
Total	$24	$(21)	$3	$18	$22
Liabilities:
Commodity contracts	$24	$(21)	$3	$—	$3
________________
(1)Net derivative assets are recorded in prepaid expenses and other current assets. Net derivative liabilities are recorded in accrued expenses and other current liabilities. These balances include $19 million of cash collateral paid to and held by our brokers, $18 million of which represents initial margin.

	December 28, 2025
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/ Liabilities	Net Derivative Assets/Liabilities	Netting of Derivative and Cash Collateral	Net Amount Presented in the Condensed Consolidated Balance Sheet (1)
	(in millions)
Assets:
Commodity contracts	$28	$(3)	$25	$3	$28
Liabilities:
Commodity contracts	$3	$(3)	$—	$—	$—
________________
(1)Net derivative assets are recorded in prepaid expenses and other current assets and include $7 million of cash collateral paid to and held by our brokers, which represents the initial margin, and $4 million of cash collateral paid to and held by us. Net derivative liabilities are recorded in accrued expenses and other current liabilities.
Hedge Accounting Method
Cash Flow Hedges
We enter into derivative instruments, such as futures, swaps and options contracts, to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted sale of fresh pork and the forecasted purchase of grains, hogs, and energy. In addition, we enter into interest rate swaps to manage our exposure to changes in interest rates associated with our variable interest rate debt and the forecasted issuance of fixed rate debt. Lastly, we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies. As of March 29, 2026, substantially all of our commodity-related cash flow hedges were for transactions forecasted through August 2026.
As of March 29, 2026, the notional volumes associated with open derivative instruments designated in cash flow hedging relationships were as follows:

	Volume	Metric
Lean hogs	829,406,000	Pounds
Corn	25,375,000	Bushels
Soybean meal	198,000	Tons
Natural Gas	800,000	Million BTU
Diesel	756,000	Gallons

The following table presents the effects on our condensed consolidated financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the periods indicated:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Derivative		Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	Three Months Ended		Three Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
(in millions)
Commodity contracts	$(9)	$45	$4	$(10)

Deferred losses on closed derivative contracts included in accumulated other comprehensive loss as of March 29, 2026 and March 30, 2025 were not material. We are unable to estimate the amount of deferred gains or losses related to open derivative contracts to be reclassified into earnings within the next twelve months as their values are subject to change.
Fair Value Hedges
We enter into derivative instruments (primarily futures contracts) that are designed to hedge changes in the fair value of firm commitments to buy grains and hogs. As of March 29, 2026, the notional volumes associated with open derivative instruments designated in fair value hedging relationships were as follows:

	Volume	Metric
Lean hogs	107,000,000	Pounds
Corn	8,135,000	Bushels
Soybeans	1,040,000	Bushels
The carrying values of hedged firm commitments designated in fair value hedge relationships as of March 29, 2026 and December 28, 2025 were not material. When the underlying inventories are acquired, the hedge relationship is discontinued and the fair value hedge adjustment is reclassified to inventories. The amount of fair value hedge gains remaining in inventories for which hedge accounting has been discontinued were not material as of March 29, 2026 and December 28, 2025.
Mark-to-Market Method
As of March 29, 2026, the notional volumes associated with open derivative instruments using the “mark-to-market” method were as follows:

	Volume	Metric
Commodity contracts:
Lean hogs	32,310,000	Pounds
Corn	11,505,000	Bushels
Soybean meal	221,000	Tons
Soybeans	2,700,000	Bushels
Natural gas	94,000	Million BTU
Diesel	84,000	Gallons
Foreign currency contracts	30,875,778	U.S. Dollars

Derivative Impact on the Condensed Consolidated Statements of Income
The following table presents the effect of derivatives on the condensed consolidated statements of income for the periods indicated.

	Three Months Ended
	March 29, 2026	March 30, 2025
	(in millions)
Sales:
Cash flow hedging—commodity contracts	$(2)	$(9)
Mark-to-market—commodity contracts	(4)	7
Total derivative loss recognized in sales	(5)	(2)

Cost of sales:
Cash flow hedging—commodity contracts	6	(2)

Fair value hedging—commodity contracts:
Change in fair value of derivatives	(6)	2
Change in fair value of related hedged items	6	(1)
Gain (loss) on closed derivatives (1)	(1)	1

Mark-to-market—commodity contracts	(4)	4
Total derivative gain recognized in cost of sales	—	4

Total derivative gain (loss)	$(5)	$2
________________
(1)Represents the amount of fair value hedge adjustment applied to the carrying amount of hedged assets that is recognized in cost of sales as the underlying hedged assets are relieved from inventories and charged to cost of sales.
NOTE 9: EQUITY METHOD INVESTMENTS
In the fourth quarter of fiscal year 2024, we contributed $3 million in cash in exchange for a 25% minority interest in a North Carolina-based hog production company, Murphy Family Farms LLC (“Murphy Family Farms”). In the first quarter of 2025 we contributed $450,000 in cash in exchange for a 9% minority interest in another North Carolina-based hog production company, VisionAg Hog Production, LLC (“VisionAg”). As part of the formation of these entities we collectively sold approximately 178,000 sows and related inventories located on Company-owned and contract farms in North Carolina to Murphy Family Farms and VisionAg. We subsequently sold the commercial hog inventories associated with such sows to Murphy Family Farms and VisionAg. Murphy Family Farms and VisionAg are now hog suppliers to us and supply approximately 3.9 million hogs annually. We supply animal feed and other supplies and provide certain support services to Murphy Family Farms and VisionAg.
We account for Murphy Family Farms and VisionAg under the equity method of accounting as we have the ability to exercise significant influence over operating and financial policies through our ownership interest and representation on the boards of directors, respectively.

NOTE 10: PENSION AND OTHER RETIREMENT PLANS
The following table presents the components of the net periodic pension cost for the periods indicated.

	Three Months Ended
	March 29, 2026	March 30, 2025
	(in millions)
Interest cost	$25	$25
Amortization	5	5
Service cost	3	3
Expected return on plan assets	(29)	(26)
Net periodic pension cost	$3	$7

The components of net periodic pension cost other than service cost, which is included in operating profit, are included in non-operating losses in the condensed consolidated statements of income.
NOTE 11: REDEEMABLE NONCONTROLLING INTERESTS
Certain noncontrolling interest holders have the right to exercise a put option that would obligate us to redeem a portion or all of their interest. These noncontrolling interests are classified as redeemable noncontrolling interests outside of equity on our condensed consolidated balance sheets. At the end of each period we adjust the value of redeemable noncontrolling interests, if necessary, to the redemption value (as defined in the subsidiary’s operating agreement) through additional paid-in capital. The following table presents the changes in redeemable noncontrolling interests for the periods presented.

	Three Months Ended
	March 29, 2026	March 30, 2025
	(in millions)
Beginning balance	$264	$225
Adjustment to redemption value (1)	46	15
Attribution of net income	4	4
Attribution of other comprehensive loss, net of tax	(3)	(1)
Ending balance	$311	$243
_______________
(1)See “Note 14: Fair Value Measurements” for further discussion.
NOTE 12: EQUITY
Initial Public Offering
On January 29, 2025, we completed our initial public offering (“IPO”) of 26,086,958 shares of common stock, representing 7% of the total outstanding shares at the time, at a price of $20.00 per share. We issued 13,043,479 shares of common stock. The remaining 13,043,479 shares of common stock were sold by WH Group, through its indirect wholly owned subsidiary SFDS UK Holdings Limited (“SFDS UK”), our only shareholder at the time. We received net proceeds from the IPO of $236 million after deducting underwriting discounts, commissions and fees.
Stock-Based Compensation
In connection with our IPO, we adopted the Smithfield Foods, Inc. Omnibus Incentive Plan, under which we may grant equity-based incentives to eligible employees, non-employees and consultants. As of March 29, 2026, there were 6,114,892 shares available for grant under this plan.

In the first quarter of 2025, we granted to certain of our directors and employees and certain directors and employees of WH Group options to purchase 9,822,467 shares of common stock at $20.00 per share and 1,527,000 restricted stock units (“RSUs”). The stock options and substantially all RSUs vest over a five-year period, with 20% vesting each year. In the first quarter of 2026, we granted options to certain of our employees to purchase 2,128,291 shares of our common stock at $24.25 per share and 799,212 RSUs. The stock options and RSUs vest over a three-year period, with one third vesting immediately on the grant date and one third vesting on each of the first and second anniversaries of the grant date.
We recognized stock-based compensation expense totaling $3 million and $2 million in the first quarters of 2026 and 2025, respectively. Unrecognized compensation expense totaled $60 million as of March 29, 2026, which is expected to be recognized on a straight-line basis over the weighted average remaining vesting period of 3.1 years. No compensation expense was recognized for stock options and RSUs granted to directors and employees of WH Group. Such awards are accounted for as dividends upon settlement of the shares based on the grant-date fair value.
Accumulated Other Comprehensive Loss
The following tables present the beginning and ending balances of accumulated other comprehensive income (loss) by component.

	Three Months Ended March 29, 2026
	Foreign Currency Translation	Pension Accounting	Hedge Accounting	Accumulated Other Comprehensive Loss
	(in millions)
Balance, December 28, 2025	$42	$(369)	$13	$(314)
Other comprehensive income (loss), net of tax	(5)	4	(10)	(11)
Balance, March 29, 2026	$37	$(365)	$3	$(325)

	Three Months Ended March 30, 2025
	Foreign Currency Translation	Pension Accounting	Hedge Accounting	Accumulated Other Comprehensive Loss
	(in millions)
Balance, December 29, 2024	$(8)	$(418)	$(26)	$(452)
Other comprehensive income (loss), net of tax	(1)	3	41	43
Balance, March 30, 2025	$(9)	$(414)	$15	$(408)

Other Comprehensive Income (Loss)
The following table presents the details of other comprehensive income (loss).

	Three Months Ended
	March 29, 2026			March 30, 2025
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
	(in millions)
Foreign currency translation:
Translation losses (1)	$(8)	$—	$(8)	$(1)	$—	$(1)
Retirement benefits:
Amortization of actuarial losses and prior service credits reclassified to non-operating losses	5	(1)	4	4	(1)	3
Derivatives:
Gains (losses) arising during the period	(9)	2	(7)	45	(11)	33
Losses reclassified to sales	2	—	1	9	(2)	6
(Gains) losses reclassified to cost of sales	(6)	2	(4)	2	—	1
Total other comprehensive income (loss)	$(16)	$2	$(14)	$58	$(15)	$43
Other comprehensive loss attributable to noncontrolling interest	(3)	—	(3)	—	—	—
Other comprehensive income (loss) attributable to Smithfield	$(14)	$2	$(11)	$59	$(15)	$43
________________
(1)We consider the earnings in our non-U.S. subsidiaries to be indefinitely reinvested, and accordingly, record no deferred income taxes on such amounts. The three months ended March 29, 2026 included $3 million of translation losses attributable to noncontrolling interests, which are included in redeemable noncontrolling interests on the condensed consolidated balance sheet.

NOTE 13: EARNINGS PER SHARE
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
The following table provides the weighted-average shares used in the denominator for those computations.

	Three Months Ended
	March 29, 2026	March 30, 2025
Basic weighted-average shares outstanding	393,285,796	388,812,663
Add: Dilutive effect of stock options and RSUs	1,385,125	251,549
Diluted weighted-average shares outstanding (1)	394,670,922	389,064,212
__________________
(1)We excluded 467,756 and 5,275,901 stock options from the computation of diluted weighted-average shares outstanding for the three months ended March 29, 2026 and March 30, 2025, respectively, because their effect would have been anti-dilutive.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth, by level within the fair value hierarchy, our financial assets and liabilities that were measured at fair value on a recurring basis.

	March 29, 2026				December 28, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Derivatives:
Commodity derivative contracts	$20	$3	$1	$24	$26	$2	$—	$28
Foreign exchange contracts	—	1	—	1		—		—
Exchange traded funds (1)	134	—	—	134	135	—	—	135
Mutual funds (1) (2)	73	—	—	78	71	—	—	78
TPG Rise Climate, L.P. investment fund (2) (3)	—	—	—	20	—	—	—	22
Total	$226	$3	$1	$257	$232	$2	$—	$263

Liabilities:
Commodity derivative contracts	$19	$5	$—	$24	$3	$—	$—	$3
__________________
(1)Exchange traded funds and mutual funds are held in rabbi trusts to fund nonqualified defined benefit pension and deferred compensation plans. These assets are restricted to satisfy our liabilities for these plans and are subject to the claims of our general creditors in the event of insolvency. These trusts are VIEs and are included in our condensed consolidated financial statements. These assets are classified in other assets on the condensed consolidated balance sheets except for the amount of participant distributions scheduled to occur within twelve months of the balance sheet dates, which are classified in prepaid expenses and other current assets.
(2)Funds that are not publicly traded are estimated at fair value using the net asset value (“NAV”) per share of the investment as a practical expedient and are not categorized in the fair value hierarchy. Therefore, the sum of the values categorized in the fair value hierarchy above do not agree to the total.
(3)The TPG Rise Climate, L.P. investment fund (“TPG fund”) is classified in other assets on the condensed consolidated balance sheets. Our unfunded commitment to the TPG fund was $7 million and $5 million as of March 29, 2026 and December 28, 2025, respectively. The TPG fund returns capital through periodic distributions, which are made at the discretion of the fund. The TPG fund has a termination date of December 31, 2034 with no redemption rights prior to termination, and any remaining capital is returned at the end of the term through asset sales or final distributions.

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
•Mutual funds—Mutual funds consist of publicly traded funds and other institutional funds that are not publicly traded. Publicly traded mutual funds are measured at fair value using quoted market prices and are categorized in Level 1 within the fair value hierarchy. Institutional funds that are not publicly traded and estimated using the NAV per share of the investment as a practical expedient.
•TPG fund—The TPG fund is not publicly traded and does not have a readily determinable fair value. Fair value is estimated using the NAV of the investment as a practical expedient. The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities, then multiplied by the percentage ownership of the fund.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. For the three months ended March 29, 2026 and March 30, 2025, we had no significant assets or liabilities that were measured and recorded at fair value on a nonrecurring basis after initial recognition.
Redeemable Noncontrolling Interest
The redemption value for the noncontrolling interest in Granjas Carroll de Mexico, S. de R.L. de C.V., (commonly known as “Altosano”) is fair value. We estimate the redemption value of Altosano using an income and a market approach. Under the income approach, fair value is estimated by discounting projected cash flows. Under the market approach, the fair value is estimated by reference to guideline companies that are reasonably comparable based on the valuation multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The significant unobservable inputs used in the determination of the fair value have an inherent measurement uncertainty that if changed could result in higher or lower fair value measurements as of the reporting date. The following table provides the significant unobservable level 3 inputs used in the valuation.

Unobservable Inputs	March 29, 2026	December 28, 2025
Weighted-average cost of capital	10%	10%
Growth rate	3%	3%
EBITDA multiple	9.25x	8.75x
Control premium	25%	25%
Other Financial Instruments
We determine the fair value of fixed-rate debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates. The following table presents the fair value and carrying value of total debt.

	March 29, 2026		December 28, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Total debt	$1,889	$1,987	$1,909	$1,986
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
Concentrations of credit risk with respect to accounts and notes receivable are limited due to our large number of customers. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. As of March 29, 2026, we had accounts and notes receivable from Murphy Family Farms and VisionAg totaling $232 million and $45 million, respectively. A portion of these balances are secured by the breeding stock and inventories owned by Murphy Family Farms and VisionAg. We have agreements to purchase approximately 3.2 million and 650,000 market hogs annually from Murphy Family Farms and VisionAg, respectively, which further mitigates our exposure to potential credit risk.
Additionally, as of March 29, 2026, 12.8% of our accounts receivable balance was due from Walmart Inc., including its subsidiary Sam’s West, Inc. No other single customer or customer group represented 10% or greater of our accounts receivable.
Our derivative counterparties primarily consist of financial institutions that are investment grade. A portion of our financial instruments are exchange traded derivative contracts held with brokers and counterparties with whom we maintain margin accounts that are settled on a daily basis, thereby limiting our credit exposure to non-exchange traded derivatives. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of March 29, 2026, our gross credit exposure on non-exchange traded derivative contracts was not material.
NOTE 15: REGULATION AND CONTINGENCIES
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
As of March 29, 2026 and December 28, 2025, we had contingent liabilities totaling $149 million in accrued expenses and other current liabilities on the condensed consolidated balance sheets related to litigation matters, including those described below. We did not record any significant charges for litigation matters in the three months ended March 29, 2026 and March 30, 2025. These matters will not affect our profits or losses in future periods unless our accruals prove to be insufficient or excessive. It is reasonably possible that a change in our estimates may occur in the near term and that our accruals could be insufficient. We are unable to estimate the amount of possible loss in excess of our accruals, which could be material. Additionally, legal expenses incurred in our and our subsidiaries’ defense of these claims and any payments made to plaintiffs through unfavorable verdicts or otherwise could negatively impact our cash flows and our liquidity position.
Antitrust Price-Fixing Litigation
The Company has been named as one of 16 defendants in a series of class actions filed in 2018 in the U.S. District Court for the District of Minnesota alleging antitrust violations in the pork industry. The class cases were filed by three different groups of plaintiffs. In all of these cases, the plaintiffs alleged that starting in 2009 and continuing through at least June of 2018, the defendant pork producers agreed to reduce the supply of hogs in the U.S. in order to raise the price of hogs and all pork products. The plaintiffs in all of these cases also challenged the defendant pork producers’ use of benchmarking reports from defendant Agri Stats, Inc., alleging that the reports allowed the pork producers to share proprietary information and monitor each producer’s compliance with the supposed agreement to reduce supply. We made payments of $75 million, $42 million and $77 million in fiscal years 2023, 2022 and 2021, respectively, to settle all class claims.

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
In the first quarter of 2025, we settled an insurance claim and received proceeds of $6 million in connection with a fire that occurred at our Tar Heel, North Carolina rendering facility in 2021. We classified $4 million of the proceeds in investing activities in the condensed consolidated statement of cash flows with the remainder in operating activities. The $6 million gain was recognized in operating gains in the condensed consolidated statement of income in the first quarter of 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K filed for the fiscal year ended December 28, 2025. The information reflects all normal recurring adjustments, which we believe are necessary to present fairly the financial position and results of operations for all periods included. Totals and percentages may be affected by rounding. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
Our elected fiscal year is the 52-week or 53-week period which ends on the Sunday nearest to December 31. Each of the first quarters of fiscal years 2026 and 2025, which ended on March 29, 2026 and March 30, 2025, respectively, consisted of 13 weeks.
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
Fresh Pork Segment
The Fresh Pork segment consists of our U.S. operations that process live hogs into a wide variety of primal, sub-primal and offal products, such as bellies, butts, hams, loins, picnics and ribs. The Fresh Pork segment sources approximately 40% of its raw materials from our Hog Production segment, with the remainder from farmers with whom we partner across the U.S. Approximately one-third of our fresh pork products, including the majority of hams, bellies and trimmings, is transferred to our Packaged Meats segment. Externally, we sell our fresh pork products to domestic retail, foodservice and industrial customers, as well as to export markets, including, among others, Mexico, China, Japan, South Korea and Canada.
Hog Production Segment
The Hog Production segment consists of our hog production operations in the U.S., which produce and raise our hogs on numerous Company-owned farms and farms that are owned and operated by contract farmers. Nearly all of the hogs produced by this segment are processed by our Fresh Pork segment. The Hog Production segment also sells livestock feed and grains and provides transportation and other ancillary services to external customers. In fiscal year 2025 and the first quarter of fiscal year 2026, approximately 60% of the Hog Production segment’s cost of goods sold was from animal feed, which is derived primarily from corn and soybean meal.

Key Factors and Recent Developments Affecting Our Results of Operations and Financial Condition
Our operating results and financial condition have been and/or may be impacted in the future by several key factors and recent developments.
Growth Strategies
The strategic initiatives we are executing across our segments are complemented and enabled by our strong balance sheet and ongoing operational investments, positioning us for future growth. We have several strategic initiatives to grow our business, reduce costs and enhance our profitability and margins. A comprehensive discussion of our growth strategies is provided in Part II, Item 1. Business—Our Growth Strategies in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.
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
In our Fresh Pork segment, the primary drivers of external sales are the consistent level of global pork consumption, our ability to maximize the value of each hog and our ability to leverage our different end markets including retail, foodservice, industrial and export channels. Through ongoing product innovation, we seek to appeal to ever-changing consumer preferences, including demand for convenience and smaller portion sizes as well as expanded interests in new and varied flavors. We also seek to increase the value of raw materials through whole-hog utilization and by appealing to differentiated, global tastes and preferences. We leverage multiple sales channels to optimize profitability, including value-added retail, export markets, industrial, pharmaceutical and pet foods.
Cost Factors
Our cost as a percentage of sales varies based on fluctuations of raw material prices, as well as manufacturing, distribution and marketing costs. Raw materials are the largest component of our total cost of goods sold, with feed ingredients and hogs accounting for the majority share. The prices of feed ingredients, hogs and pork fluctuate based on market dynamics which can affect our margins. In addition, our operating costs are affected by fuel prices, which also fluctuate based on market dynamics. We enter into hedging transactions for commodities such as feed ingredients, hogs and fuel when we determine conditions are appropriate to mitigate the inherent price risks. While this hedging may limit our ability to participate in gains from favorable commodity fluctuations, it also reduces the risk of loss from adverse changes in raw material prices.
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

We are pursuing best-in-class manufacturing principles in our plants by employing automation to redeploy labor to higher value tasks, increasing yields and driving efficiency by reducing complexity. In our logistics and distribution network, we actively manage transportation and warehousing costs by evaluating transportation carrier mix, optimizing transportation routes, maximizing utilization of our cold storage and trucking assets, improving supply and demand planning and optimizing inventory levels.
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
Initial Public Offering
On January 29, 2025, we completed our initial public offering (“IPO”) of 26,086,958 shares of common stock, representing 7% of the total outstanding shares, at a price of $20.00 per share. We issued 13,043,479 shares of common stock bringing the total number of outstanding shares to 393,112,711. The remaining 13,043,479 shares of common stock were sold by WH Group, through its indirect wholly owned subsidiary SFDS UK Holdings Limited, our only shareholder at the time. We received net proceeds from the IPO of $236 million after deducting underwriting discounts, commissions and fees. As a result of the IPO, our common stock is listed on the Nasdaq Global Select Market under the ticker “SFD.”
Tariffs
We export our products to over 30 countries, including China. Those exports primarily consist of fresh pork products. For the quarter ended March 29, 2026, our export sales into China accounted for approximately 2% of our total sales. As of March 29, 2026, products we export to China faced tariffs that ranged from 25% to 47%, with most products subject to 47% tariff rates.
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
Geopolitical Conflicts and Market Volatility
Recent hostilities and geopolitical tensions in multiple regions, including the Middle East, Ukraine, and parts of Central and South America, have contributed to increased volatility in global oil, energy, commodity and transportation markets. Ongoing sanctions, export controls, and other governmental actions associated with these conflicts have impacted and may continue to impact the price and availability of oil and other key inputs. Energy prices directly influence freight, logistics and certain raw material costs across our supply chain, which have increased and may continue to increase our operating costs. In addition, these conditions have disrupted trade flows and contributed to broader macroeconomic uncertainty, which could impact demand for our products. The duration and overall impact of these conflicts remain uncertain. We will continue to monitor developments and take measures to minimize the impact on our operations.
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
As of March 29, 2026 and December 28, 2025, we had contingent liabilities totaling $149 million in accrued expenses and other current liabilities on the condensed consolidated balance sheets related to litigation matters. We did not record any significant charges for litigation matters in the three months ended March 29, 2026 and March 30, 2025. These matters will not affect our profits or losses in future periods unless our accruals prove to be insufficient or excessive. It is reasonably possible that a change in our estimates may occur in the near term and that our accruals could be insufficient. We are unable to estimate the amount of possible loss in excess of our accruals, which could be material.
For further information related to our litigation matters, refer to “Note 15: Regulation and Contingencies” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Nathan’s Famous Pending Acquisition
On January 20, 2026, we entered into an agreement to acquire all of the issued and outstanding shares of Nathan’s Famous Inc. (“Nathan’s”) for $102.00 per share in cash. The acquisition is expected to be funded using cash on hand. Since March 2014, we have held an exclusive license to manufacture, distribute, market and sell “Nathan’s Famous” branded hot dogs, sausages, corned beef and certain other ancillary products through retail outlets in the U.S. and Canada and Sam’s Clubs in Mexico. The license is scheduled to expire in March 2032. Completion of the transaction remains contingent upon meeting several conditions specified in the merger agreement. These include securing approval from the holders of a majority of Nathan’s outstanding common stock, obtaining clearance from the Committee on Foreign Investment in the United States (“CFIUS”), and fulfilling other standard closing requirements. However, given the impact of the partial government shutdown on statutory deadlines for CFIUS’s review process, our anticipated closing timeline has shifted, and we now expect the transaction to close in the second half of 2026.
Restructuring and Optimization
Springfield, Massachusetts Facility
On February 6, 2026, we announced our decision to exit our leased Springfield, Massachusetts dry sausage production facility by the end of August 2026 and consolidate production across our network, including at our recently acquired Nashville, Tennessee facility. The decision to close the Springfield facility is part of the Company’s ongoing efforts to optimize its manufacturing footprint and improve operational and cost efficiencies. In the first quarter of 2026, we recognized $2 million in accelerated depreciation and employee termination benefits in cost of sales in the condensed consolidated statement of income. We expect to recognize additional charges associated with the exit of the facility totaling approximately $8 million over the second and third quarters of fiscal year 2026.

Administrative Process Optimization
In the fourth quarter of 2025, we commenced an initiative to modernize and optimize certain of our administrative and transactional processes. As part of this initiative, we will employ new and advanced technologies, including artificial intelligence and robotic process automation, that will allow us to drive significant improvements in operational efficiency and productivity. As a result of this initiative, we recognized $1 million in restructuring costs in selling, general and administrative expenses (“SG&A”) in the condensed consolidated statement of income in the first quarter of fiscal year 2026 and anticipate additional one-time restructuring costs totaling approximately $10 million for the remainder of fiscal year 2026.
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
In the fourth quarter of fiscal year 2024, we contributed $3 million in cash in exchange for a 25% minority interest in a North Carolina-based hog production company, Murphy Family Farms LLC (“Murphy Family Farms”). In the first quarter of 2025 we contributed $450,000 in cash in exchange for a 9% minority interest in another North Carolina-based hog production company, VisionAg Hog Production, LLC (“VisionAg”). As part of the formation of these entities we collectively sold approximately 178,000 sows and related inventories located on Company-owned and contract farms in North Carolina to Murphy Family Farms and VisionAg. We subsequently sold the commercial hog inventories associated with such sows to Murphy Family Farms and VisionAg. Murphy Family Farms and VisionAg are now hog suppliers to us and supply approximately 3.9 million hogs annually. We supply animal feed and other supplies and provide certain support services to Murphy Family Farms and VisionAg.

Results of Operations
Consolidated Results

	Three Months Ended
	March 29, 2026	March 30, 2025	$ Change	% Change
	(in millions)
Sales	$3,800	$3,771	$29	0.8%
Cost of sales	3,289	3,262	28	0.8%
Gross profit	511	510	2	0.4%
Selling, general and administrative expenses	180	197	(17)	(8.6)%
Operating gains	(1)	(9)	8	(84.9)%
Operating profit	333	321	11	3.4%
Interest expense, net	8	11	(3)	(28.6)%
Non-operating losses	1	6	(5)	(79.8)%
Income before income taxes	323	304	19	6.4%
Income tax expense	72	72	—	0.3%
Loss from equity method investments	2	5	(3)	(63.0)%
Net income	249	227	22	9.9%
Net income attributable to noncontrolling interests	4	4	—	1.6%
Net income attributable to Smithfield	$246	$224	$22	10.0%

Operating Profit (Loss) and Operating Profit Margin by Segment

	Three Months Ended
	March 29, 2026	March 30, 2025	Change		% Change
	(in millions, except percentages and basis points)
Operating profit:
Packaged Meats	$275	$266	$9		3.6%
Fresh Pork	78	82	(4)		(4.3)%
Hog Production	4	1	3		282.6%
Other	12	14	(3)		(18.4)%
Corporate expenses	(26)	(29)	3		11.0%
Unallocated (1)	(10)	(12)	2		13.2%
Operating profit	$333	$321	$11		3.4%

Operating profit margin:
Packaged Meats	12.8%	13.1%	(32)	bps
Fresh Pork	3.9%	4.0%	(13)	bps
Hog Production	0.5%	0.1%	41	bps
Other	6.7%	13.7%	(700)	bps
Consolidated	8.7%	8.5%	22	bps
________________
(1)    We do not allocate certain items to our operating segments such as litigation charges, exit and disposal costs, insurance recoveries, gains and losses on the sale of property, plant and equipment and other assets, accelerated depreciation, and employee termination benefits, among others.
Results of Operations Analysis
The following discussion provides an analysis of our results of operations for the first quarter of 2026 compared to the first quarter of 2025.
Sales

	Three Months Ended
	March 29, 2026	March 30, 2025	$ Change	% Change
	(in millions)
Sales by segment:
Packaged Meats	$2,149	$2,024	$125	6.2%
Fresh Pork	2,012	2,033	(21)	(1.1)%
Hog Production	769	932	(163)	(17.5)%
Other	174	104	70	66.9%
Total segment sales	5,103	5,093	10	0.2%
Inter-segment sales eliminations:
Fresh Pork	(784)	(787)	3	(0.4)%
Hog Production	(519)	(535)	16	(3.1)%
Total inter-segment sales eliminations	(1,303)	(1,322)	19	(1.5)%
Consolidated sales	$3,800	$3,771	$29	0.8%
Packaged Meats. Segment sales increased by $125 million, or 6.2%, primarily attributable to a 3.5% increase in sales volume and a 2.6% increase in our average sales price. The increase in volume was primarily attributable to higher holiday ham sales due to the timing of Easter, which occurred earlier in 2026 as compared to 2025. The increase in average sales price was primarily due to higher raw material costs, which translated into higher sales prices of our packaged meats products.
Fresh Pork. Segment sales decreased by $21 million, or 1.1%, primarily attributable to a 2.6% decrease in sales volume partially offset by a 1.5% increase in our average sales price. The decrease in volume was primarily driven by a 2.1% decline in the number of hogs harvested. The increase in our average sales price is directionally aligned with the 1.1% increase in the fresh pork cut-out values reported by the USDA, which averaged $0.96 per pound in the first quarter of 2026, primarily due to continued strong demand for pork despite a slight increase in U.S. pork production.
Hog Production. Segment sales decreased by $163 million, or 17.5%, primarily due to the one-time sale of commercial hog inventories in the first quarter of 2025 in connection with the formation of Murphy Family Farms and VisionAg. The number of market hogs sold decreased by 125,000, or 4.2%, year-over-year primarily due to the formation of these entities. These decreases were partially offset by:
•A 0.9% increase in our average market hog sales price, inclusive of the effects of hedging, driven by a higher lean hog price index published by the Chicago Mercantile Exchange (“CME”).
•A $7 million increase in other sales to Murphy Family Farms and VisionAg.
Other. Segment sales increased by $70 million, or 66.9%, due to a 63.5% increase in volume and a $24 million increase from the favorable impact of foreign currency translation, partially offset by a 9.9% decrease in the average sales price in our Mexico operations. Sales volume increased due to higher production driven by improved capacity utilization and higher sales of our Fresh Pork segment products through our Mexico operations. The decrease in average sales price was largely driven by lower market prices for fresh pork and live hogs in Mexico.
Inter-segment Eliminations
•Hog Production. The decrease in inter-segment sales by our Hog Production segment was attributable to our strategic initiative to optimize our hog production operations, which reduced the number of hogs produced by our Hog Production segment.
Cost of Sales

	Three Months Ended
	March 29, 2026	March 30, 2025	$ Change	% Change
	(in millions)
Packaged Meats	$1,781	$1,665	$116	7.0%
Fresh Pork	1,895	1,906	(12)	(0.6)%
Hog Production	755	919	(164)	(17.8)%
Other	156	84	72	85.7%
Unallocated	5	9	(4)	(46.2)%
Inter-segment eliminations	(1,303)	(1,322)	19	(1.5)%
Cost of sales	$3,289	$3,262	$28	0.8%
Packaged Meats. Cost of sales in our Packaged Meats segment increased by $116 million, or 7.0%, driven primarily by a $94 million increase in raw material costs and higher sales volume attributable to the timing of the Easter holiday. Additionally, manufacturing and distribution costs increased by $22 million due in part to the increase in sales volume.
Fresh Pork. Cost of sales in our Fresh Pork segment decreased by $12 million, or 0.6%, driven primarily by a $17 million decrease in raw material costs, partially offset by a $5 million increase in manufacturing and distribution costs. The decrease in raw material costs was driven by lower sales volume, partially offset by higher market prices for live hogs.
Hog Production. Cost of sales in our Hog Production segment decreased by $164 million, or 17.8%, primarily due the one-time sale of commercial hog inventories to Murphy Family Farms and VisionAg in the first quarter of 2025. Additionally, raw material costs decreased by $21 million largely attributable to the reduction in the size of our hog production operations.
Other. Cost of sales in our Other segment increased by $72 million, or 85.7%, driven primarily by a $53 million increase in raw material costs and a $14 million increase in manufacturing and distribution costs in our Mexico operations, mainly attributable to the increase in sales volume and the impact of foreign currency translation.
Selling, General and Administrative Expenses

	Three Months Ended
	March 29, 2026	March 30, 2025	$ Change	% Change
	(in millions)
Packaged Meats	$92	$93	$(1)	(0.6)%
Fresh Pork	39	46	(6)	(14.0)%
Hog Production	10	12	(2)	(17.0)%
Other	6	6	—	6.3%
Corporate expenses	26	29	(3)	(11.0)%
Unallocated	7	12	(5)	(43.1)%
Selling, general and administrative expenses	$180	$197	$(17)	(8.6)%
SG&A decreased by $17 million, or 8.6%, driven by a continued focus on cost reduction and disciplined spending, partially offset by a $4 million increase in marketing and advertising expense. Additionally, the first quarter of 2025 included a $6 million charge for employee termination benefits associated with a workforce reduction initiative, which was not allocated to our business segments.
Operating Gains
The following table provides details of operating gains.

	Three Months Ended
	March 29, 2026	March 30, 2025
	(in millions)
Gain on disposal of assets	$(1)	$(2)
Insurance recoveries (1)	—	(6)
Other operating gains	—	(1)
Operating gains	$(1)	$(9)
________________
(1)Consists of a gain recognized in connection with a settlement of an insurance claim associated with property damage.

Non-Operating Losses
The following table provides details of non-operating (gains) losses.

	Three Months Ended
	March 29, 2026	March 30, 2025
	(in millions)
Loss on assets held in rabbi trusts (1)	$3	$2
Net pension and postretirement benefits cost (2)	—	4
Other non-operating gains	(2)	—
Non-operating losses	$1	$6
________________
(1)Assets held in rabbi trusts are used to fund nonqualified defined benefit pension and deferred compensation plans.
(2)Includes the components of net pension and postretirement benefits cost other than service cost, which is included in operating profit. These components consist of interest cost, expected return on plan assets, amortization of actuarial gains/losses and prior service costs/credits, and curtailment gains.
Income Tax Expense
Income tax expense remained consistent while our effective tax rate decreased to 22.2% for the first quarter of 2026 compared to 23.6% for the first quarter 2025. The decrease was primarily driven by changes in interest accruals for unrecognized tax benefits.
Liquidity and Capital Resources
Our sources of liquidity include cash and cash equivalents on hand together with availability under our committed revolving credit facilities. As of March 29, 2026, we had $3,683 million of available liquidity consisting of $1,386 million in cash and cash equivalents and $2,298 million of availability under our committed credit facilities. We believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations and commitments for at least the next twelve months.
Credit Facilities

	March 29, 2026
Facility	Capacity	Borrowing Base Adjustment	Outstanding Borrowings	Commercial Paper Borrowings	Outstanding Letters of Credit	Amount Available
	(in millions)
Senior Revolving Credit Facility	$2,100	$—	$—	$—	$—	$2,100
Securitization Facility	225	—	—	—	(27)	198
Total credit facilities	$2,325	$—	$—	$—	$(27)	$2,298
Senior Unsecured Revolving Credit Facility
We maintain a $2,100 million senior unsecured revolving credit facility (“Senior Revolving Credit Facility”), which matures in February 2030 with the option to extend the maturity date for up to two one-year periods, subject to obtaining the lenders’ consent and satisfaction of certain other conditions. The Senior Revolving Credit Facility bears interest at the Secured Overnight Financing Rate plus a margin ranging from 0.875% to 1.50% per annum, or, at our election, at a base rate plus a margin ranging from 0.00% to 0.50% per annum, in each case depending on our senior unsecured debt ratings. The Senior Revolving Credit Facility also contains financial maintenance covenants requiring us to maintain a maximum total consolidated leverage ratio (ratio of consolidated funded debt to consolidated capitalization, each as defined in the Senior Revolving Credit Facility) of 0.50 to 1.00 (which we may elect to increase to 0.55 to 1.00 with respect to any fiscal quarter in which a material acquisition is consummated and the immediately following three consecutive fiscal quarters, subject to certain restrictions) and a minimum interest coverage ratio (ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense, each as defined in the Senior Revolving Credit Facility) of 3.50 to 1.00.
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
Accounts Receivable Securitization Facility
We maintain a $225 million accounts receivable securitization facility (“Securitization Facility”), which matures in November 2027. As part of the Securitization Facility, certain accounts receivable of our major domestic meat processing subsidiaries are sold to a wholly-owned “bankruptcy remote” special purpose vehicle (“SPV”). The SPV pledges all such accounts receivable as security for loans made and letters of credit issued by participating lenders under the Securitization Facility. The SPV is included in our condensed consolidated financial statements and therefore the accounts receivable owned by it are included in our condensed consolidated balance sheets. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of March 29, 2026, the SPV held $694 million of accounts receivable. We must maintain certain ratios related to the collection of our receivables as a condition of the Securitization Facility agreement. As of March 29, 2026, we had $27 million in letters of credit issued under the Securitization Facility. None of the letters of credit were drawn upon.
Cash Flows From Operating Activities

	Three Months Ended
	March 29, 2026	March 30, 2025
	(in millions)
Cash flows from operating activities:
Net income	$249	$227
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization	83	83
Change in accounts receivable	(50)	(204)
Change in inventories	(15)	33
Change in prepaid expenses and other current assets	31	28
Change in accounts payable	(344)	(318)
Change in accrued expenses and other current liabilities	(11)	(80)
Other	(8)	64
Net cash flows used in operating activities	$(65)	$(166)
The decrease in net cash flows used in operating activities year-over-year was primarily driven by changes in working capital and higher earnings. The following describes the significant changes in working capital:
•Accounts receivable. Accounts receivable increased in the first quarter of 2026 primarily driven by the timing of the Easter holiday. Sales to Murphy Family Farms and VisionAg also contributed to the increases in both time periods with a larger impact in the first quarter of 2025 related to the one-time sales of commercial hog inventories in connection with the formation of these entities.
•Inventories. Both periods reflect higher meat inventories and lower hog and feed inventories. Meat inventories increased in each period primarily due to a seasonal build in advance of the summer grilling season. Additionally, meat inventories were higher at the end of the first quarter of 2025 due to the later timing of the Easter holiday. Hog inventories declined in both periods as a result of Hog Production

Reform, with a more pronounced impact in the first quarter of 2025. Feed inventories decreased in both periods due to the normal consumption of grain purchased during the prior-year harvest.
•Accounts payable. Accounts payable decreased in both periods mainly due to the seasonal deferral of payments for hog and grain purchases made in the fourth quarter each year. Payments to certain farmers for these purchases are deferred until the first quarter of the following year.
•Accrued expenses and other current liabilities. Accrued expenses and other current liabilities decrease seasonally in the first quarter each year due to payout of variable compensation earned in prior years. The decrease in both periods was partially offset by increases in current income taxes payable. The year-over-year change is attributable to a lower variable compensation payout and a larger increase to income taxes payable in the first quarter of 2026.
•Other. The change in both periods is primarily attributable to derivative gains and losses that are deferred in accumulated other comprehensive loss and subsequently reclassified into earnings as the underlying transactions affect earnings.

Cash Flows From Investing Activities

	Three Months Ended
	March 29, 2026	March 30, 2025
	(in millions)
Cash flows from investing activities:
Capital expenditures	$(88)	$(79)
Net expenditures from breeding stock transactions	(6)	(7)
Cash receipts on notes receivable	14	1
Net cash flows used in investing activities	$(80)	$(85)
The following items explain the significant investing activities:
•Capital expenditures. Capital expenditures for both periods consisted primarily of various plant automation and improvement projects.
•Cash receipts on notes receivable. Cash receipts on notes receivable consists of cash received primarily related to sales of breeding stock and related assets to Murphy Family Farms and VisionAg, which we financed through interest bearing notes.
Cash Flows From Financing Activities

	Three Months Ended
	March 29, 2026	March 30, 2025
	(in millions)
Cash flows from financing activities:
Net proceeds from issuance of common stock	$—	$236
Other	(5)	—
Net cash flows from (used in) financing activities	$(5)	$236
The following items explain the significant financing activities:
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
Nathan’s Famous
We expect to pay approximately $450 to $500 million for our pending acquisition of Nathan’s, including transaction costs and the payoff of assumed debt. The transaction is expected to close during the second half of 2026, subject to obtaining regulatory approvals and other customary closing conditions.
Dividends
Returning cash to shareholders in the form of dividends is also a top priority for the Company. On March 23, 2026, our Board declared a quarterly cash dividend of $0.3125 per share of common stock, which was paid on April 21, 2026, to shareholders of record on April 7, 2026. We anticipate the remaining quarterly dividends in fiscal year 2026 will be unchanged, resulting in an annual dividend rate in fiscal year 2026 of $1.25 per share. The declaration of dividends is subject to the discretion of our Board and depends on various factors, including our net income, financial condition, cash requirements, business prospects, and other factors that our Board deems relevant to its analysis and decision making.
Altosano Redeemable Noncontrolling Interest
The noncontrolling interest (“NCI”) holders in Granjas Carroll de Mexico, S. de R.L. de C.V., (commonly known as “Altosano”) currently have the right to exercise a put option that would obligate us to redeem 40% of their interest. After December 31, 2027 the NCI holders in Altosano have the right to exercise a put option for the remainder of their interest. The redemption value for the NCI is fair value. As of March 29, 2026, the value of the NCI on our condensed consolidated balance sheet was $311 million.
Contingent Losses
The condensed consolidated financial statements reflect accruals for contingent losses associated with various claims. Legal expenses incurred in our and our subsidiaries’ defense of these claims and any payments made to plaintiffs through unfavorable verdicts or otherwise could negatively impact our cash flows and our liquidity position. For more information on contingencies, refer to “Note 15: Regulation and Contingencies” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Risk Management Activities
We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” and “Note 8: Derivative Financial Instruments” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Adjusted Net Income Attributable to Smithfield and Adjusted Net Income per Diluted Common Share Attributable to Smithfield
The following table provides a reconciliation of net income attributable to Smithfield to adjusted net income attributable to Smithfield. Adjusted net income attributable to Smithfield and adjusted net income per diluted common share attributable to Smithfield are non-GAAP measures. We believe these non-GAAP measures are useful for investors because they exclude the effects of items that are unusual in nature, infrequent in occurrence or otherwise stem from strategic decisions to restructure our operations. Although we believe these non-GAAP measures provide a better comparison of our year-over-year performance and are frequently used by investors and securities analysts in their evaluations of companies, they have limitations as analytical tools. As such, adjusted net income attributable to Smithfield and adjusted net income per diluted common share attributable to Smithfield are not intended to be alternatives to net income, net income per diluted common share or any other performance measures derived in accordance with GAAP and should not be used by investors or other users of our financial statements in isolation for formulating decisions as they exclude a number of important cash and non-cash charges.

	Three Months Ended		Affected income statement account
	March 29, 2026	March 30, 2025
	(in millions, except per share data)
Net income attributable to Smithfield	$246	$224
Incremental costs from destruction of property (1)	3	—	Cost of sales
Plant closures	2	1	Cost of sales
Reduction in workforce and optimization (2)	1	6	SG&A
Reduction in workforce and optimization (2)	—	2	Cost of sales
Hog Production Reform	—	2	Cost of sales
Hog Production Reform	—	(1)	Operating gains
Insurance recoveries (3)	—	(6)	Operating gains
Income tax effect of non-GAAP adjustments (4)	(2)	(1)	Income tax expense
Adjusted net income attributable to Smithfield	$251	$227

Net income attributable to Smithfield per diluted common share	$0.62	$0.57
Adjusted net income attributable to Smithfield per diluted common share	$0.64	$0.58
________________
(1)Consists of incremental costs from the destruction of property in connection with a fire at a sow farm in Laverne, Oklahoma.
(2)Consists of severance and restructuring costs associated with workforce reduction and administrative process optimization initiatives. Total severance costs round up to $9 million for the first quarter of 2025.
(3)Consists of a gain recognized in connection with the settlement of an insurance claim associated with property damage.
(4)Represents the tax effects of the non-GAAP adjustments based on a statutory tax rate of 25.7%.
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
The following table provides a reconciliation of net income to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA. EBITDA, adjusted EBITDA and adjusted EBITDA margin are non-GAAP measures. We believe EBITDA is a useful measure to our stakeholders because it excludes the effects of financing and investing activities by eliminating interest and depreciation costs to provide a comparable year-over-year analysis. We believe adjusted EBITDA is a useful measure as it excludes the effect of non-operating gains and losses and other items that are unusual in nature, infrequent in occurrence or otherwise stem from strategic decisions to restructure our operations. We believe adjusted EBITDA margin is a useful measure as it evaluates overall operating performance, ability to pursue and service possible debt opportunities and possible future investment opportunities. We believe these non-GAAP measures provide a more comparable year-over-year analysis. Although these non-GAAP measures are frequently used by investors and securities analysts in their evaluations of companies, they have limitations as analytical tools. As such, EBITDA, adjusted EBITDA and adjusted EBITDA margin are not intended to be alternatives to net income or any other performance measures derived in accordance with GAAP and should not be used by investors or other users of our financial statements in isolation for formulating decisions as they exclude a number of important cash and non-cash charges.

	Three Months Ended		Twelve Months Ended		Affected Income Statement Account
	March 29, 2026	March 30, 2025	March 29, 2026	December 28, 2025
	(in millions, except percentages)
Net income	$249	$227	$1,021	$998
Interest expense, net	8	11	37	41
Income tax expense	72	72	283	283
Depreciation and amortization	83	83	332	332
EBITDA	$413	$393	$1,674	$1,654
Litigation charges	—	—	73	73	SG&A
Reduction in workforce and optimization (1)	1	6	4	9	SG&A
Reduction in workforce and optimization (1)	—	2	—	2	Cost of sales
Office closures (2)	—	—	4	4	SG&A
Incremental costs from destruction of property (3)	3	—	3	—	Cost of sales
Plant closures (4)	1	1	1	1	Cost of sales
Hog Production Reform (5)	—	1	2	3	Cost of sales
Hog Production Reform (6)	—	(1)	(3)	(4)	Operating gains
Employee retention tax credits (7)	—	—	(10)	(10)	Cost of sales
Insurance recoveries (8)	—	(6)	(30)	(36)	Operating gains
Company-owned life insurance gain (9)	—	—	(17)	(17)	Non-operating gains
Adjusted EBITDA	$417	$396	$1,699	$1,677

Net income margin	6.6%	6.0%	6.6%	6.4%
Adjusted EBITDA margin	11.0%	10.5%	10.9%	10.8%
________________
(1)Consists of severance and restructuring costs associated with workforce reduction and administrative process optimization initiatives. Total severance costs round up to $9 million and $12 million for the first quarter of 2025 and fiscal year 2025, respectively.
(2)Consists of severance costs associated with the planned closure of our satellite offices in Lisle, Illinois and Kansas City, Missouri.
(3)Consists of incremental costs from the destruction of property in connection with a fire at a sow farm in Laverne, Oklahoma.
(4)Excludes accelerated depreciation charges as such amounts are included in the depreciation and amortization line in this table.
(5)Consists of contract termination costs, loss on asset disposals, employee termination benefits and other exit costs associated with our Hog Production Reform initiative. Excludes accelerated depreciation charges as such amounts are included in the depreciation and amortization line in this table.
(6)Fiscal year 2025 and twelve months ended March 29, 2025 includes a $3 million gain on the sale of certain of our hog farms in Missouri.
(7)Represents the recognition of employee retention tax credits received under the Coronavirus Aid, Relief, and Economic Security Act.
(8)Consists of gains recognized in connection with settlements of insurance claims associated with past litigation and property damage.
(9)Consists of a gain recognized in the third quarter of 2025 for a one-time benefit on company-owned life insurance policies.
Net Debt and Ratio of Net Debt to Adjusted EBITDA
The following table provides a reconciliation of total debt and finance lease obligations to net debt, the ratio of total debt and finance lease obligations to net income, and the ratio of net debt to adjusted EBITDA. Net debt and the ratio of net debt to adjusted EBITDA are non-GAAP measures. We believe net debt is a useful measure as it helps to give investors a clear understanding of our financial position. Net debt is also used to calculate certain leverage ratios. We believe the ratio of net debt to adjusted EBITDA is a useful measure as it monitors the sustainability of our debt levels and our ability to take on additional debt against adjusted EBITDA, which is used as an operating performance measure. We believe these non-GAAP measures provide a more comparable year-over-year analysis. Although net debt and the ratio of net debt to adjusted EBITDA are frequently used by investors and securities analysts in their evaluations of companies, these non-GAAP measures have limitations as analytical tools. As such, net debt and the ratio of net debt to adjusted EBITDA are not intended to be alternatives to total debt and finance lease obligations and the ratio of total debt and finance lease obligations to net income or any other performance measures derived in accordance with GAAP and should not be used by investors or other users of our financial statements in isolation for formulating decisions as they exclude a number of important cash and non-cash charges.

	Twelve Months Ended
	March 29, 2026	December 28, 2025
	(in millions, except ratios)
Current portion of long-term debt and finance lease obligations	$602	$3
Long-term debt and finance lease obligations	1,401	2,000
Total debt and finance lease obligations	$2,003	$2,003
Cash and cash equivalents	(1,386)	(1,539)
Net debt	$618	$464

Net income	$1,021	$998
Adjusted EBITDA	$1,699	$1,677

Ratio of total debt and finance lease obligations to net income	2.0x	2.0x
Ratio of net debt to adjusted EBITDA	0.4x	0.3x
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

	Three Months Ended
	March 29, 2026	March 30, 2025
	(in millions, except percentages)
Operating profit	$333	$321
Incremental costs from destruction of property (1)	3	—
Plant closures	2	1
Reduction in workforce and optimization (2)	1	9
Hog Production Reform	—	1
Insurance recoveries (3)	—	(6)
Adjusted operating profit	$339	$326

Operating profit margin	8.7%	8.5%
Adjusted operating profit margin	8.9%	8.6%

________________
(1)Consists of incremental costs from the destruction of property in connection with a fire at a sow farm in Laverne, Oklahoma.
(2)Consists of severance and restructuring costs associated with workforce reduction and administrative process optimization initiatives.
(3)Consists of a gain recognized in connection with the settlement of an insurance claim associated with property damage.

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
A summary of certain accounting policies and estimates that we consider to be critical are described in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025. There have been no material changes to our critical accounting estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.
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
•our ability to execute on acquisitions, joint ventures and divestitures, including our pending acquisition of Nathan’s Famous, which remains subject to regulatory approval and other customary closing conditions;
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

	March 29, 2026	December 28, 2025
	(in millions)
Livestock (1)	$(9)	$21
Grains	8	3
Energy	1	1
Foreign Currency	1	—
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

	March 29, 2026	December 28, 2025
	(in millions)
Livestock	$75	$46
Grains	1	—
Energy	1	1
Foreign Currency	3	3

Interest Rate Risk
The following table presents the fair values and carrying values of our fixed-rate debt.

	March 29, 2026		December 28, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Total debt	$1,889	$1,987	$1,909	$1,986
We determine the fair value of fixed-rate debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates.
Changes in interest rates impact the fair value of our fixed-rate debt. A hypothetical 10% change in interest rates would impact the fair value of our fixed-rate debt by $28 million as of March 29, 2026 and December 28, 2025.
We periodically enter into interest rate swaps to hedge our exposure to changes in interest rates on certain financial instruments and to manage the overall mix of fixed rate and floating rate debt instruments. There were no interest rate swaps outstanding as of March 29, 2026 and December 28, 2025.
Foreign Currency Exchange Risk
Our revenues are primarily generated from transactions denominated in U.S. dollars. However, we also generate revenues from transactions denominated in Japanese yen, Canadian dollars and Australian dollars, among others. We employ foreign currency exchange forward contracts to manage the exposure to foreign currency exchange risk. The fair values of foreign currency exchange forward contracts as of March 29, 2026 and December 28, 2025 were not material.
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
Changes in Internal Control Over Financial Reporting
During the three months ended March 29, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information required by this Item 1 is included in “Note 15: Regulation and Contingencies” to the condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
Our business is subject to a variety of risks and uncertainties. Our risk factors are described in the “Risk Factors” section of our Annual Report on Form 10-K filed for the fiscal year ended December 28, 2025. There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(1) Disclosure in Lieu of Reporting on a Current Report on Form 8-K.
None.
(2) Insider Trading Arrangements and Policies.
During the three months ended March 29, 2026, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as the terms are defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this report:

Exhibit Number	Description of Exhibit

2.1
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
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended March 29, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Condensed Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

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
SMITHFIELD FOODS, INC.
/s/ Mark L. Hall          April 28, 2026
Mark L. Hall
Chief Financial Officer

/s/ R. Allen Brobst, Jr.          April 28, 2026
R. Allen Brobst, Jr.
Chief Accounting Officer