Form 10-Q
period 2026-06-28
SMITHFIELD FOODS INC
filed 2026-08-11
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of August 9, 2026, the registrant had 393,767,431 shares of common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except share data and per share data, and unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Sales	$3,700	$3,786	$7,500	$7,558
Cost of sales	3,221	3,288	6,510	6,549
Gross profit	478	499	990	1,008
Selling, general and administrative expenses	191	268	371	465
Operating gains	(3)	(30)	(4)	(39)
Operating profit	290	260	623	582
Interest expense, net	8	11	16	22
Non-operating (gains) losses	(17)	(4)	(16)	2
Income before income taxes	299	254	623	558
Income tax expense	64	62	135	134
(Income) loss from equity method investments	(4)	3	(2)	8
Net income	239	188	489	415
Net income attributable to noncontrolling interests	1	—	5	4
Net income attributable to Smithfield	$238	$188	$484	$412

Net income per common share attributable to Smithfield:
Basic	$0.61	$0.48	$1.23	$1.05
Diluted	0.60	0.48	1.23	1.05

Weighted-average shares outstanding:
Basic	393,549,023	393,112,711	393,417,410	390,962,687
Diluted	395,772,571	393,751,294	395,284,096	391,410,859
See Notes to Condensed Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions and unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income	$239	$188	$489	$415

Other comprehensive income (loss), net of tax:
Foreign currency translation	23	47	15	45
Pension accounting	4	4	7	7
Hedge accounting	1	(58)	(8)	(17)
Total other comprehensive income (loss)	28	(8)	14	35

Comprehensive income	268	181	503	451
Comprehensive income attributable to noncontrolling interests	9	16	10	19
Comprehensive income attributable to Smithfield	$259	$165	$494	$432
See Notes to Condensed Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data, and unaudited)

	June 28, 2026	December 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,350	$1,539
Accounts receivable, net	1,010	1,023
Inventories, net	2,380	2,328
Prepaid expenses and other current assets	267	276
Total current assets	5,006	5,166

Property, plant and equipment, net	3,211	3,226
Goodwill	1,625	1,623
Intangible assets, net	1,258	1,260
Operating lease assets	385	387
Equity method investments	213	209
Other assets	315	306
Total assets	$12,014	$12,177

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$461	$856
Current portion of long-term debt and finance lease obligations	602	3
Current portion of operating lease obligations	73	71
Accrued expenses and other current liabilities	818	811
Total current liabilities	1,954	1,741

Long-term debt and finance lease obligations	1,402	2,000
Long-term operating lease obligations	319	322
Deferred income taxes, net	631	658
Net long-term pension obligation	206	207
Other liabilities	187	185

Redeemable noncontrolling interests	311	264

Commitments and contingencies (Note 18)

Equity:
Shareholders’ equity:
Preferred stock, no par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 5,000,000,000 shares authorized; 393,760,231 shares issued and outstanding as of June 28, 2026 and 393,112,711 shares issued and outstanding as of December 28, 2025	—	—
Additional paid-in capital	3,296	3,338
Retained earnings	4,012	3,776
Accumulated other comprehensive loss	(304)	(314)
Total shareholders’ equity	7,004	6,801
Total liabilities and equity	$12,014	$12,177

See Notes to Condensed Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions and unaudited)

	Six Months Ended
	June 28, 2026	June 29, 2025
Cash flows from operating activities:
Net income	$489	$415
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	169	165
Changes in operating and other assets and liabilities, net	(436)	(446)
Other	(18)	(27)
Net cash flows from operating activities	204	108

Cash flows from investing activities:
Capital expenditures	(165)	(158)
Net expenditures from breeding stock transactions	(15)	(13)
Cash receipts on notes receivable	29	2
Other	—	(3)
Net cash flows used in investing activities	(150)	(171)

Cash flows from financing activities:
Payment of dividends	(246)	(197)
Net proceeds from issuance of common stock	—	236
Other	—	(1)
Net cash flows from (used in) financing activities	(246)	38

Effect of foreign exchange rate changes on cash	3	10
Net change in cash, cash equivalents and restricted cash	(189)	(15)
Cash, cash equivalents and restricted cash at beginning of period	1,539	943
Cash, cash equivalents and restricted cash at end of period	$1,350	$928
    See Notes to Condensed Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data, and unaudited)

	Three Months Ended June 28, 2026
	Shares of Common Stock	Additional Paid-in Capital	Retained Earnings		Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, March 29, 2026	393,477,263	$3,292	$3,897		$(325)	$6,864
Stock compensation expense	—	6	—		—	6
Settlement of stock options and restricted stock units	282,968	5	—		—	5
Adjustment to redeemable noncontrolling interests	—	(7)	—		—	(7)
Dividends declared ($0.3125 per share)	—	—	(124)		—	(124)
Comprehensive income attributable to Smithfield:
Net income	—	—	238		—	238
Other comprehensive income, net of tax	—	—	—		21	21
Balance, June 28, 2026	393,760,231	$3,296	$4,012	0	$(304)	$7,004

	Three Months Ended June 29, 2025
	Shares of Common Stock	Additional Paid-in Capital	Retained Earnings		Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, March 30, 2025	393,112,711	$3,325	$3,308		$(408)	$6,225
Adjustment to redeemable noncontrolling interests	—	14	—		—	14
Stock compensation expense	—	2	—		—	2
Dividends declared ($0.2500 per share)	—	—	(99)		—	(99)
Other	—	(6)	—		—	(6)
Comprehensive income attributable to Smithfield:
Net income	—	—	188		—	188
Other comprehensive loss, net of tax	—	—	—		(23)	(23)
Balance, June 29, 2025	393,112,711	$3,335	$3,398		$(432)	$6,301

	Six Months Ended June 28, 2026
	Shares of Common Stock	Additional Paid-in Capital	Retained Earnings		Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 28, 2025	393,112,711	$3,338	$3,776		$(314)	$6,801
Stock compensation expense	—	8			—	8
Settlement of stock options and restricted stock units	827,432	6	(1)		—	5
Withholding tax on settlement of restricted stock units	(179,912)	(4)	—		—	(4)
Adjustment to redeemable noncontrolling interests	—	(52)	—		—	(52)
Dividends declared ($0.6250 per share)	—	—	(247)		—	(247)
Comprehensive income attributable to Smithfield:
Net income	—	—	484			484
Other comprehensive income, net of tax	—	—	—		9	9
Balance, June 28, 2026	393,760,231	$3,296	$4,012	0	$(304)	$7,004

	Six Months Ended June 29, 2025
	Shares of Common Stock	Additional Paid-in Capital	Retained Earnings		Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 29, 2024	380,069,232	$3,102	$3,184		$(452)	$5,834
Issuance of common stock	13,043,479	236				236
Stock compensation expense	—	4	—		—	4
Adjustment to redeemable noncontrolling interests	—	(1)	—		—	(1)
Dividends declared ($0.5000 per share)	—	—	(197)		—	(197)
Other	—	(6)	—		—	(6)
Comprehensive income attributable to Smithfield:
Net income	—	—	412		—	412
Other comprehensive income, net of tax	—	—	—		20	20
Balance, June 29, 2025	393,112,711	$3,335	$3,398	0	$(432)	$6,301
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
Our elected fiscal year is the 52-week or 53-week period which ends on the Sunday nearest to December 31. Each of the second quarters of fiscal years 2026 and 2025, which ended on June 28, 2026 and June 29, 2025, respectively, consisted of 13 weeks. Each of the first halves of fiscal years 2026 and 2025 consisted of 26 weeks.
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
Cash and Cash Equivalents
We maintain a cash management structure with one of our banking institutions that incorporates a master netting arrangement. This structure utilizes concentration accounts, automated sweep mechanisms and zero‑balance disbursement accounts to fund disbursements, such as payroll and accounts payable. All accounts under this structure are netted and presented in either cash and cash equivalents or accounts payable on the condensed consolidated balance sheet depending on whether the net balance is positive or in an overdraft position. As of June 28, 2026 and December 28, 2025, the net overdraft balances were $23 million and $29 million, respectively, which were presented in accounts payable on the condensed consolidated balance sheets.
Recently Issued Accounting Pronouncements
New Accounting Pronouncements Recently Adopted
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the estimation of credit losses on current accounts receivable and contract assets arising from transactions accounted for under ASC 606. We adopted the update in the first quarter of 2026. The standard did not impact our financial position, results of operations or cash flows.
New Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance is intended to provide investors with more disaggregated information about certain line items presented in the consolidated statement of income. The update is effective for our annual report on Form 10-K for fiscal year 2027 and subsequent interim periods, with early adoption permitted. The new disclosures are required to be applied prospectively with an option for retrospective application. The update will not impact our financial position, results of operations or cash flows.
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
In May 2026, the FASB issued ASU 2026‑02 Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes recognition, measurement, presentation, and disclosure requirements for environmental credits and environmental credit obligations. The update is effective for fiscal year 2028, including interim periods within that fiscal year, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.
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
We conduct our operations through three reportable segments: Packaged Meats, Fresh Pork and Hog Production. We also conduct operations through our Mexico and Bioscience operating segments, which are aggregated and reported as “Other.”
Packaged Meats
The Packaged Meats segment consists of our U.S. operations that process fresh meat into a wide variety of packaged meats products, including bacon, sausage, hot dogs, deli and lunch meats, dry sausage products (such as pepperoni and genoa salami), ham products, ready-to-eat products and prepared foods (such as bacon, sausage and pre-cooked entrées). Approximately 80% of the Packaged Meats segment’s raw materials are sourced from our Fresh Pork segment. We market our domestic packaged meats products under a strategic set of core brands, which include: Smithfield, Eckrich, Nathan’s Famous, Farmland, Armour, Farmer John, Kretschmar, Krakus, John Morrell, Cook’s, Gwaltney, Carando, Margherita, Curly’s and Smithfield Culinary. We also sell a sizeable portion of our packaged meats products as private label products. The majority of the Packaged Meats segment’s products are sold to retail and foodservice customers in the U.S.
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

The following tables provide certain financial information by reportable segment with a reconciliation to the consolidated totals.

	Three Months Ended June 28, 2026
	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Intersegment	Consolidated
	(in millions)
Sales	$2,023	$2,008	$772	$154	$—	$—	$(1,257)	$3,700
Cost of sales	1,666	1,953	697	149	—	12	(1,257)	3,221
Selling, general and administrative expenses	92	40	10	6	27	15	—	191
Operating gains	—	—	—	—	—	(3)	—	(3)
Operating profit (loss)	265	14	64	(2)	(27)	(24)	—	290
Interest expense, net						8		8
Non-operating gains						(17)		(17)
Income before income taxes								$299
Other segment data:
Depreciation and amortization	$33	$28	$13	$7	$—	$3	$—	$85
Capital expenditures	33	25	11	2	6	—	—	77

	Three Months Ended June 29, 2025
	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Intersegment	Consolidated
	(in millions)
Sales	$2,079	$2,080	$840	$120	$—	$—	$(1,334)	$3,786
Cost of sales	1,690	2,005	808	107	—	11	(1,334)	3,288
Selling, general and administrative expenses	87	40	10	6	26	98	—	268
Operating gains	—	—	—	—	—	(30)	—	(30)
Operating profit (loss)	301	35	22	7	(26)	(80)	—	260
Interest expense, net						11		11
Non-operating gains						(4)		(4)
Income before income taxes								$254
Other segment data:
Depreciation and amortization	$33	$28	$14	$7	$—	$1	$—	$82
Capital expenditures	38	23	13	2	2	—	—	78
________________
(1)Consists of our Mexico and Bioscience operations. Our Mexico operations raise hogs and produce pork products that are sold primarily to customers in Mexico. Our Bioscience operations use raw materials from hogs that we harvest to manufacture heparin products, including an active pharmaceutical ingredient that mitigates the risk of blood clots.
(2)Represents general corporate expenses for management and administration of the business.
(3)We do not allocate certain items to our operating segments, such as litigation charges, exit and disposal costs, insurance recoveries, gains and losses on the sale of property, plant and equipment and other assets, accelerated depreciation, and employee termination benefits, among others.

	Six Months Ended June 28, 2026
	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Intersegment	Consolidated
	(in millions)
Sales	$4,172	$4,020	$1,541	$327	$—	$—	$(2,559)	$7,500
Cost of sales	3,447	3,848	1,453	305	—	17	(2,559)	6,510
Selling, general and administrative expenses	184	79	20	13	53	22	—	371
Operating gains	—	—	—	—	—	(4)	—	(4)
Operating profit (loss)	540	92	68	10	(53)	(35)	—	623
Interest expense, net						16		16
Non-operating gains						(16)		(16)
Income before income taxes								$623
Other segment data:
Depreciation and amortization	$67	$55	$27	$14	$1	$5	$—	$169
Capital expenditures	78	58	19	3	7	—	—	165

	Six Months Ended June 29, 2025
	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Intersegment	Consolidated
	(in millions)
Sales	$4,103	$4,114	$1,772	$224	$—	$—	$(2,656)	$7,558
Cost of sales	3,356	3,911	1,727	191	—	20	(2,656)	6,549
Selling, general and administrative expenses	180	86	22	12	55	111	—	465
Operating gains	—	—	—	—	—	(39)	—	(39)
Operating profit (loss)	567	117	23	22	(55)	(92)	—	582
Interest expense, net						22		22
Non-operating losses						2		2
Income before income taxes								$558
Other segment data:
Depreciation and amortization	$66	$55	$28	$13	$1	$3	$—	$165
Capital expenditures	78	47	24	4	5	—	—	158
________________
(1)Consists of our Mexico and Bioscience operations. Our Mexico operations raise hogs and produce pork products that are sold primarily to customers in Mexico. Our Bioscience operations use raw materials from hogs that we harvest to manufacture heparin products, including an active pharmaceutical ingredient that mitigates the risk of blood clots.
(2)Represents general corporate expenses for management and administration of the business.
(3)We do not allocate certain items to our operating segments, such as litigation charges, exit and disposal costs, insurance recoveries, gains and losses on the sale of property, plant and equipment and other assets, accelerated depreciation, and employee termination benefits, among others.

The following tables disaggregate our sales to customers by reportable segment and by major distribution channel.

	Three Months Ended June 28, 2026
	Retail (1)	Foodservice (2)	Exports (3)	Industrial (4)	Other / Unallocated (5)	Total External Sales (6)	Intersegment	Consolidated
	(in millions)
Packaged Meats	$1,224	$668	$13	$102	$15	$2,023	$—	$2,023
Fresh Pork	530	80	377	275	1	1,263	745	2,008
Hog Production	—	—	—	—	260	260	512	772
Other (7)	—	—	—	—	153	153	—	154
Intersegment	—	—	—	—	—	—	(1,257)	(1,257)
Total	$1,754	$748	$390	$377	$430	$3,700	$—	$3,700

	Three Months Ended June 29, 2025
	Retail (1)	Foodservice (2)	Exports (3)	Industrial (4)	Other / Unallocated (5)	Total External Sales (6)	Intersegment	Consolidated
	(in millions)
Packaged Meats	$1,278	$677	$12	$105	$7	$2,079	$—	$2,079
Fresh Pork	534	72	397	266	1	1,270	810	2,080
Hog Production	—	—	—	—	317	317	524	840
Other (7)	—	—	—	—	120	120	—	120
Intersegment	—	—	—	—	—	—	(1,334)	(1,334)
Total	$1,812	$749	$409	$371	$445	$3,786	$—	$3,786
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
(6)Includes external sales from our Mexico operations of $151 million and $114 million for the second quarters of 2026 and 2025, respectively. All other external sales are sourced from our U.S. operations.
(7)Consists of our Mexico and Bioscience operations.

	Six Months Ended June 28, 2026
	Retail (1)	Foodservice (2)	Exports (3)	Industrial (4)	Other / Unallocated (5)	Total External Sales (6)	Intersegment	Consolidated
	(in millions)
Packaged Meats	$2,615	$1,286	$44	$213	$14	$4,172	$—	$4,172
Fresh Pork	1,028	155	776	530	1	2,491	1,529	4,020
Hog Production	—	—	—	—	510	510	1,030	1,541
Other (7)	—	—	—	—	327	327	—	327
Intersegment	—	—	—	—	—	—	(2,559)	(2,559)
Total	$3,643	$1,442	$820	$743	$853	$7,500	$—	$7,500

	Six Months Ended June 29, 2025
	Retail (1)	Foodservice (2)	Exports (3)	Industrial (4)	Other / Unallocated (5)	Total External Sales (6)	Intersegment	Consolidated
	(in millions)
Packaged Meats	$2,562	$1,275	$43	$215	$9	$4,103	$—	$4,103
Fresh Pork	1,017	131	832	532	4	2,517	1,597	4,114
Hog Production	—	—	—	—	714	714	1,059	1,772
Other (7)	—	—	—	—	224	224	—	224
Intersegment	—	—	—	—	—	—	(2,656)	(2,656)
Total	$3,579	$1,406	$875	$747	$950	$7,558	$—	$7,558
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
(6)Includes external sales from our Mexico operations of $320 million and $212 million for the first halves of 2026 and 2025, respectively. All other external sales are sourced from our U.S. operations.
(7)Consists of our Mexico and Bioscience operations.

NOTE 3: PENDING ACQUISITION
Nathan’s Famous, Inc.
On January 20, 2026, we entered into an agreement to acquire all of the issued and outstanding shares of Nathan’s Famous, Inc. (“Nathan’s”) for $102.00 per share in cash. The acquisition is expected to be funded using cash on hand. Since March 2014, we have held an exclusive license to manufacture, distribute, market and sell “Nathan’s Famous” branded hot dogs, sausages, corned beef and certain other ancillary products through retail outlets in the U.S. and Canada and Sam’s Clubs in Mexico. The license is scheduled to expire in March 2032. Completion of the transaction remains contingent upon meeting several conditions specified in the merger agreement, which include securing approval from the holders of a majority of Nathan’s outstanding common stock, obtaining clearance from the Committee on Foreign Investment in the United States, and fulfilling other standard closing requirements. We expect the transaction to close in the second half of 2026.

NOTE 4: OPERATING GAINS AND NON-OPERATING (GAINS) LOSSES
The following table provides details of operating (gains) and non-operating (gains) losses.

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(in millions)
Operating gains:
Gains on disposal of assets	$(2)	$(1)	$(3)	$(3)
Insurance recoveries (1)	—	(29)	—	(35)
Other operating gains	(1)	(1)	(1)	(1)
Operating gains	$(3)	$(30)	$(4)	$(39)

Non-operating (gains) losses:
Gains on assets held in rabbi trusts (2)	$(15)	$(8)	$(13)	$(6)
Net pension and postretirement benefits cost (3)	—	4	1	8
Other non-operating gains	(3)	—	(4)	—
Non-operating (gains) losses	$(17)	$(4)	$(16)	$2
________________
(1)Consists of a gain recognized in the second quarter of 2025 related to the settlement of a claim against an insurance carrier for losses incurred in connection with past litigation and a gain recognized in the first quarter of 2025 in connection with a settlement of an insurance claim associated with property damage. See “Note 18: Regulation and Contingencies” for further discussion.
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
NOTE 5: RESTRUCTURING AND OPTIMIZATION
Springfield, Massachusetts Facility
On February 6, 2026, we announced our decision to exit our leased Springfield, Massachusetts dry sausage production facility by the end of August 2026 and consolidate production across our network, including at our recently acquired Nashville, Tennessee facility. The decision to close the Springfield facility is part of the Company’s ongoing efforts to optimize its manufacturing footprint and improve operational and cost efficiencies. During the second quarter and first half of 2026, we recognized $3 million and $6 million, respectively, in accelerated depreciation and employee termination benefits in cost of sales in the condensed consolidated statement of income. The lease terminates in March 2027 and we expect to recognize an additional $4 million in exit costs through the termination date.
Administrative Process Optimization
In the fourth quarter of 2025, we commenced an initiative to modernize and optimize certain of our administrative and transactional processes. As part of this initiative, we will employ new and advanced technologies, including artificial intelligence and robotic process automation, that will allow us to drive significant improvements in operational efficiency and productivity. As a result of this initiative, during the second quarter and first half of 2026, we recognized $4 million and $5 million, respectively, in restructuring costs in selling, general and administrative expenses (“SG&A”) in the condensed consolidated statement of income and anticipate additional one-time restructuring costs totaling approximately $5 million for the remainder of fiscal year 2026.

Office Closures
In the second quarter of 2025, we announced a plan to close our satellite offices in Lisle, Illinois and Kansas City, Missouri and move work performed at those locations to our headquarters in Smithfield, Virginia. As a result, we estimated and accrued $4 million of employee termination benefit costs in SG&A in the consolidated statement of income in the second quarter of 2025 for personnel who are not expected to relocate. Subsequent office closure costs were not material.
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
NOTE 6: EMPLOYEE RETENTION TAX CREDITS
The Coronavirus Aid, Relief, and Economic Security Act was signed into law in March 2020, which provided, among other things, an employee retention tax credit to eligible employers who paid qualified wages to employees during the pandemic. The employee retention tax credit represents a government grant. Our policy is to recognize government grants when they are reasonably assured of receipt. We recognized employee retention tax credits totaling $10 million in cost of sales in the condensed consolidated statement of income in the second quarter of 2025 after concluding the recognition threshold had been met.
NOTE 7: ACCOUNTS RECEIVABLE
Accounts receivable, net is comprised of both receivables from contracts with customers and other receivables. Our receivables from contracts with customers totaled $969 million and $963 million as of June 28, 2026 and December 28, 2025, respectively.
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
NOTE 8: INVENTORIES
Inventories, net consist of the following:

	June 28, 2026	December 28, 2025
	(in millions)
Fresh and packaged meats	$1,301	$1,114
Livestock	720	715
Maintenance parts	133	125
Manufacturing supplies	128	118
Grain	94	241
Other	4	15
Inventories, net	$2,380	$2,328
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
Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counterparty agreements. Additionally, certain of our derivative contracts contain credit risk-related contingent features, which would require us to post additional cash collateral to cover net losses on open derivative instruments if our credit rating were sufficiently downgraded. As of June 28, 2026, the net liability position of our open derivative instruments subject to credit risk-related contingent features was not material.

The size and mix of our derivative portfolio vary from time to time based upon our analysis of current and future market conditions. The following table presents the fair values of our open derivative financial instruments on a gross basis.

	Assets		Liabilities
	June 28, 2026	December 28, 2025	June 28, 2026	December 28, 2025
	(in millions)
Derivatives using the “hedge accounting” method:
Commodity contracts	$38	$26	$24	$2
Derivatives using the “mark-to-market” method:
Commodity contracts	5	2	7	1
Total fair value of derivative instruments	$44	$28	$31	$3

The following tables reconcile the gross amounts of derivative assets and liabilities to the net amounts presented in our condensed consolidated balance sheets and the related effects of cash collateral under netting arrangements that provide a legal right of offset of assets and liabilities.

	June 28, 2026
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/ Liabilities	Net Derivative Assets/Liabilities	Netting of Derivative and Cash Collateral	Net Amount Presented in the Condensed Consolidated Balance Sheet (1)
	(in millions)
Assets:
Commodity contracts	$44	$(22)	$21	$7	$29
Liabilities:
Commodity contracts	$31	$(22)	$9	$(6)	$3
________________
(1)Net assets are recorded in prepaid expenses and other current assets. Net liabilities are recorded in accrued expenses and other current liabilities. These balances include $17 million in excess collateral paid to and held by our brokers, which represents initial margin that exceeded the value of related open derivative positions.

	December 28, 2025
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/ Liabilities	Net Derivative Assets/Liabilities	Netting of Derivative and Cash Collateral	Net Amount Presented in the Condensed Consolidated Balance Sheet (1)
	(in millions)
Assets:
Commodity contracts	$28	$(3)	$25	$3	$28
Liabilities:
Commodity contracts	$3	$(3)	$—	$—	$—
________________
(1)Net assets are recorded in prepaid expenses and other current assets. Net liabilities are recorded in accrued expenses and other current liabilities. These balances include $7 million in excess collateral paid to and held by our brokers, which represents the initial margin that exceeded the value of related open derivative position.

Hedge Accounting Method
Cash Flow Hedges
We enter into derivative instruments, such as futures, swaps and options contracts, to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted sale of fresh pork and the forecasted purchase of grains, hogs, and energy. In addition, we enter into interest rate swaps to manage our exposure to changes in interest rates associated with our variable interest rate debt and the forecasted issuance of fixed rate debt. Lastly, we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies. As of June 28, 2026, substantially all of our commodity-related cash flow hedges were for transactions forecasted through December 2026.
As of June 28, 2026, the notional volumes associated with open derivative instruments designated in cash flow hedging relationships were as follows:

	Volume	Metric
Lean hogs	717,702,000	Pounds
Corn	26,164,000	Bushels
Soybean meal	323,000	Tons
Natural Gas	1,100,000	Million BTU
Diesel	504,000	Gallons

The following tables present the effects on our condensed consolidated financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the periods indicated:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Derivative		Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	Three Months Ended		Three Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(in millions)
Commodity contracts	$31	$(82)	$30	$(3)

	Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Derivative		Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	Six Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(in millions)
Commodity contracts	$22	$(38)	$34	$(14)
Interest rate swaps	—	—	(1)	(1)
Total	$22	$(38)	$34	$(14)

Deferred gains on closed derivative contracts included in accumulated other comprehensive loss as of June 28, 2026 were not material. We are unable to estimate the amount of deferred gains or losses related to open derivative contracts to be reclassified into earnings within the next twelve months as their values are subject to change.

Fair Value Hedges
We enter into derivative instruments (primarily futures contracts) that are designed to hedge changes in the fair value of firm commitments to buy grains and hogs. As of June 28, 2026, the notional volumes associated with open derivative instruments designated in fair value hedging relationships were as follows:

	Volume	Metric
Lean hogs	21,840,000	Pounds
Corn	10,640,000	Bushels
Soybeans	1,485,000	Bushels
The carrying value of hedged firm commitments designated in fair value hedge relationships as of June 28, 2026 was $6 million, which is classified in accrued expenses and other current liabilities on the condensed consolidated balance sheet. The carrying value as of December 28, 2025 was not material. When the underlying inventories are acquired, the hedge relationship is discontinued and the fair value hedge adjustment is reclassified to inventories. As of June 28, 2026 and December 28, 2025, the amounts of fair value hedge gains remaining in inventories for which hedge accounting has been discontinued were not material.
Mark-to-Market Method
As of June 28, 2026, the notional volumes associated with open derivative instruments using the “mark-to-market” method were as follows:

	Volume	Metric
Commodity contracts:
Lean hogs	31,949,000	Pounds
Corn	11,372,000	Bushels
Soybean meal	230,000	Tons
Soybeans	205,000	Bushels
Wheat	295,000	Bushels
Natural gas	109,000	Million BTU
Diesel	84,000	Gallons
Foreign currency contracts	20,551,778	U.S. Dollars

Derivative Impact on the Condensed Consolidated Statements of Income
The following table presents the effect of derivatives on the condensed consolidated statements of income for the periods indicated.

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(in millions)
Sales:
Cash flow hedging—commodity contracts	$26	$(6)	$25	$(14)
Mark-to-market—commodity contracts	7	(20)	3	(13)
Total derivative gain (loss) recognized in sales	33	(25)	27	(27)

Cost of sales:
Cash flow hedging—commodity contracts	4	2	10	1

Fair value hedging—commodity contracts:
Change in fair value of derivatives	14	(15)	7	(14)
Change in fair value of related hedged items	(13)	15	(7)	13
Gain (loss) on closed derivatives (1)	4	(2)	3	—

Mark-to-market—commodity contracts	(2)	4	(7)	8
Total derivative gain recognized in cost of sales	6	4	6	8

Selling, general and administrative expenses:
Mark-to-market—foreign currency contracts	1	(1)	1	(1)

Interest expense:
Cash flow hedging—interest rate contracts	—	—	(1)	(1)

Total derivative gain (loss)	$39	$(23)	$34	$(22)
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
NOTE 11: LEASES
During the second quarter of 2026, we entered into two master lease agreements to lease 18 hog production farms to contract growers for Murphy Family Farms. The lease of four farms under these agreements commenced during the second quarter of 2026, with the lease of the remaining 14 farms to commence at various dates through the end of fiscal year 2026. The leases have terms of 10 years with aggregate expected payments totaling $79 million, which includes amounts associated with purchase options that are reasonably certain to be exercised.
We accounted for the lease of the four farms that commenced during the second quarter of 2026 as sales-type leases. Accordingly, we derecognized the underlying farm assets, previously classified within property, plant and equipment on the condensed consolidated balance sheet, and recognized a $14 million net investment in leased assets, classified within other assets on the condensed consolidated balance sheet. The resulting gain recognized in the second quarter of 2026 was not material.
NOTE 12: INCOME TAXES
Our effective tax rate decreased to 21.3% for the second quarter of 2026, compared to 24.6% for the same period in 2025, and to 21.8% for the first half of 2026, compared to 24.0% for the first half of 2025. These decreases were primarily driven by favorable tax settlements recognized in the second quarter of 2026.
NOTE 13: PENSION AND OTHER RETIREMENT PLANS
The following table presents the components of the net periodic pension cost for the periods indicated.

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(in millions)
Interest cost	$25	$25	$50	$50
Amortization	5	5	10	11
Service cost	3	3	6	6
Expected return on plan assets	(30)	(26)	(59)	(53)
Net periodic pension cost	$3	$7	$6	$14

The components of net periodic pension cost other than service cost, which is included in operating profit, are included in non-operating (gains) losses in the condensed consolidated statements of income.
NOTE 14: REDEEMABLE NONCONTROLLING INTERESTS
Certain noncontrolling interest (“NCI”) holders have the right to exercise a put option that would obligate us to redeem a portion or all of their interest. These NCIs are classified as redeemable NCI outside of equity on our condensed consolidated balance sheets. At the end of each period we adjust the value of redeemable NCI, if necessary, to the redemption value (as defined in the subsidiary’s operating agreement) through additional paid-in capital. The following table presents the changes in redeemable NCI for the periods presented.

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(in millions)
Beginning balance	$311	$243	$264	$225
Adjustment to redemption value (1)	7	(14)	52	1
Attribution of net income	1	—	5	4
Attribution of other comprehensive income, net of tax	8	16	5	15
Dividends declared	(15)	—	(15)	—
Ending balance	$311	$245	$311	$245
_______________
(1)See “Note 17: Fair Value Measurements” for further discussion.
NOTE 15: EQUITY
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
Stock-Based Compensation
In connection with our IPO, we adopted the Smithfield Foods, Inc. Omnibus Incentive Plan, under which we may grant equity-based incentives to eligible employees, non-employees and consultants. As of June 28, 2026, there were 6,142,929 shares available for grant under this plan.
In the first quarter of 2025, we granted to certain of our directors and employees and certain directors and employees of WH Group options to purchase 9,822,467 shares of common stock at $20.00 per share and 1,527,000 restricted stock units (“RSUs”). The stock options and substantially all RSUs vest over a five-year period, with 20% vesting each year. In the first quarter of 2026, we granted to certain of our employees options to purchase 2,128,291 shares of our common stock at $24.25 per share and 799,212 RSUs. The stock options and RSUs vest in three equal tranches, with one third vesting immediately on the grant date and one third vesting on each of the first and second anniversaries of the grant date.
We recognized stock-based compensation expense totaling $6 million and $2 million in the second quarters of 2026 and 2025, respectively, and $8 million and $4 million in the first halves of 2026 and 2025, respectively. Unrecognized compensation expense totaled $54 million as of June 28, 2026, which is expected to be recognized on a straight-line basis over the weighted average remaining vesting period of 2.8 years. No compensation expense was recognized for stock options and RSUs granted to directors and employees of WH Group. Such awards are accounted for as dividends upon settlement of the shares based on the grant-date fair value.

Accumulated Other Comprehensive Loss
The following tables present the beginning and ending balances of accumulated other comprehensive income (loss) by component.

	Three Months Ended June 28, 2026
	Foreign Currency Translation	Pension Accounting	Hedge Accounting	Accumulated Other Comprehensive Loss
	(in millions)
Balance, March 29, 2026	$37	$(365)	$3	$(325)
Other comprehensive income, net of tax	15	4	2	21
Balance, June 28, 2026	$53	$(361)	$4	$(304)

	Three Months Ended June 29, 2025
	Foreign Currency Translation	Pension Accounting	Hedge Accounting	Accumulated Other Comprehensive Loss
	(in millions)
Balance, March 30, 2025	$(9)	$(414)	$15	$(408)
Other comprehensive income (loss), net of tax	31	4	(58)	(23)
Balance, June 29, 2025	$21	$(410)	$(43)	$(432)

	Six Months Ended June 28, 2026
	Foreign Currency Translation	Pension Accounting	Hedge Accounting	Accumulated Other Comprehensive Loss
	(in millions)
Balance, December 28, 2025	$42	$(369)	$13	$(314)
Other comprehensive income (loss), net of tax	10	7	(8)	9
Balance, June 28, 2026	$53	$(361)	$4	$(304)

	Six Months Ended June 29, 2025
	Foreign Currency Translation	Pension Accounting	Hedge Accounting	Accumulated Other Comprehensive Loss
	(in millions)
Balance, December 29, 2024	$(8)	$(418)	$(26)	$(452)
Other comprehensive income (loss), net of tax	30	7	(17)	20
Balance, June 29, 2025	$21	$(410)	$(43)	$(432)

Other Comprehensive Income (Loss)
The following tables present the details of other comprehensive income (loss).

	Three Months Ended
	June 28, 2026			June 29, 2025
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
	(in millions)
Foreign currency translation:
Translation gains (1)	$23	$—	$23	$47	$—	$47
Retirement benefits:
Amortization of actuarial losses and prior service credits reclassified to non-operating (gains) losses	5	(1)	4	5	(1)	4
Derivatives:
Gains (losses) arising during the period	31	(7)	24	(82)	21	(61)
(Gains) losses reclassified to sales	(26)	6	(20)	6	(1)	4
Gains reclassified to cost of sales	(4)	1	(3)	(2)	1	(2)
Total other comprehensive income (loss)	$30	$(2)	$28	$(27)	$19	$(8)
Other comprehensive income attributable to noncontrolling interest	8	—	8	16	—	16
Other comprehensive income (loss) attributable to Smithfield	$22	$(2)	$21	$(42)	$19	$(23)
________________
(1)We consider the earnings in our non-U.S. subsidiaries to be indefinitely reinvested, and accordingly, record no deferred income taxes on such amounts. The second quarters of 2026 and 2025 included $8 million and $16 million of translation gains attributable to NCI, respectively, which are included in redeemable NCI on the condensed consolidated balance sheet.

	Six Months Ended
	June 28, 2026			June 29, 2025
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
	(in millions)
Foreign currency translation:
Translation gains (1)	$15	$—	$15	$45	$—	$45
Retirement benefits:
Amortization of actuarial losses and prior service credits reclassified to non-operating (gains) losses	9	(2)	7	10	(2)	7
Derivatives:
Gains (losses) arising during the period	22	(5)	17	(38)	10	(28)
(Gains) losses reclassified to sales	(25)	6	(19)	14	(4)	11
Gains reclassified to cost of sales	(10)	2	(7)	(1)	—	(1)
Losses reclassified to interest expense	1	—	1	1	—	1
Total other comprehensive income	$13	$1	$14	$32	$4	$35
Other comprehensive income attributable to noncontrolling interest	5	—	5	15	—	15
Other comprehensive income attributable to Smithfield	$8	$1	$9	$16	$4	$20
________________
(1)We consider the earnings in our non-U.S. subsidiaries to be indefinitely reinvested, and accordingly, record no deferred income taxes on such amounts. The first halves of 2026 and 2025 included $5 million and $15 million of translation gains attributable to NCI, respectively, which are included in redeemable NCI on the condensed consolidated balance sheet.

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
The following table provides the weighted-average shares used in the denominator for those computations.

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Basic weighted-average shares outstanding	393,549,023	393,112,711	393,417,410	390,962,687
Add: Dilutive effect of stock options and RSUs	2,223,548	638,583	1,866,687	448,172
Diluted weighted-average shares outstanding (1)	395,772,571	393,751,294	395,284,096	391,410,859
__________________
(1)Stock options and RSUs totaling 2,684,683 and 7,679,643 for the second quarters of 2026 and 2025, respectively, and 1,523,618 and 6,477,772 for the first halves of 2026 and 2025, respectively, were excluded from the computation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that were measured at fair value on a recurring basis.

	June 28, 2026				December 28, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Derivatives:
Commodity derivative contracts	$28	$15	$1	$44	$26	$2	$—	$28
Exchange traded funds (1)	148	—	—	148	135	—	—	135
Mutual funds (1) (2)	72	—	—	78	71	—	—	78
TPG Rise Climate, L.P. investment fund (2) (3)	—	—	—	21	—	—	—	22
Total	$248	$15	$1	$291	$232	$2	$—	$263

Liabilities:
Commodity derivative contracts	$20	$11	$—	$31	$3	$—	$—	$3
Total	$20	$11	$—	$31	$3	$1	$—	$3
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
(3)The TPG Rise Climate, L.P. investment fund (“TPG fund”) is classified in other assets on the condensed consolidated balance sheets. Our unfunded commitment to the TPG fund was $6 million and $5 million as of June 28, 2026 and December 28, 2025, respectively. The TPG fund returns capital through periodic distributions, which are made at the discretion of the fund. The TPG fund has a termination date of December 31, 2034 with no redemption rights prior to termination, and any remaining capital is returned at the end of the term through asset sales or final distributions.

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
•Mutual funds—Mutual funds consist of publicly traded funds and other institutional funds that are not publicly traded. Publicly traded mutual funds are measured at fair value using quoted market prices and are categorized in Level 1 within the fair value hierarchy. Institutional funds that are not publicly traded are estimated using the NAV per share of the investment as a practical expedient.
•TPG fund—The TPG fund is not publicly traded and does not have a readily determinable fair value. Fair value is estimated using the NAV of the investment as a practical expedient. The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities, then multiplied by the percentage ownership of the fund.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. During the first halves of 2026 and 2025, we had no significant assets or liabilities that were measured and recorded at fair value on a nonrecurring basis after initial recognition.
Redeemable Noncontrolling Interest
The redemption value for the NCI in Granjas Carroll de Mexico, S. de R.L. de C.V. (commonly known as “Altosano”) is fair value. We estimate the redemption value of Altosano using an income and a market approach. Under the income approach, fair value is estimated by discounting projected cash flows. Under the market approach, the fair value is estimated by reference to guideline companies that are reasonably comparable based on the valuation multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The significant unobservable inputs used in the determination of the fair value have an inherent measurement uncertainty that if changed could result in higher or lower fair value measurements as of the reporting date. The following table provides the significant unobservable level 3 inputs used in the valuation.

Unobservable Inputs	June 28, 2026	December 28, 2025
Weighted-average cost of capital	10%	10%
Growth rate	3%	3%
EBITDA multiple	9.25x	8.75x
Control premium	25%	25%
Other Financial Instruments
We determine the fair value of fixed-rate debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates. The following table presents the fair value and carrying value of total debt.

	June 28, 2026		December 28, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Total debt	$1,904	$1,988	$1,909	$1,986
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
Concentrations of credit risk with respect to accounts and notes receivable are limited due to our large number of customers. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. As of June 28, 2026, 17.0% and 13.3% of our accounts receivable balance was due from Murphy Family Farms and Walmart Inc. (including its subsidiary Sam's West, Inc.), respectively. No other single customer or customer group represented 10% or greater of our accounts receivable. Additionally, as of June 28, 2026, we had a $37 million note receivable due from Murphy Family Farms, which is secured by breeding stock and inventories owned by Murphy Family Farms. We have agreements to purchase approximately 3.2 million market hogs annually from Murphy Family Farms, which further mitigates our exposure to potential credit risk.
Our derivative counterparties primarily consist of financial institutions that are investment grade. A portion of our financial instruments are exchange traded derivative contracts held with brokers and counterparties with whom we maintain margin accounts that are settled on a daily basis, thereby limiting our credit exposure to non-exchange traded derivatives. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of June 28, 2026, we had gross credit exposure of $15 million on non-exchange traded derivative contracts. After taking into account the effect of netting arrangements, we had $6 million in credit exposure on non-exchange traded derivative contracts.
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
As of June 28, 2026 and December 28, 2025, we had contingent liabilities totaling $148 million and $149 million, respectively, classified in accrued expenses and other current liabilities on the condensed consolidated balance sheets related to litigation matters, including those described below. We did not record any significant charges for litigation matters in the first half of 2026. In the second quarter of 2025, we recorded charges totaling $80 million for litigation matters, including those described below, in SG&A in the condensed consolidated statements of income. These matters will not affect our profits or losses in future periods unless our accruals prove to be insufficient or excessive. It is reasonably possible that a change in our estimates may occur in the near term and that our accruals could be insufficient. We are unable to estimate the amount of possible loss in excess of our accruals, which could be material. Additionally, legal expenses incurred in our and our subsidiaries’ defense of these claims and any payments made to plaintiffs through unfavorable verdicts or otherwise could negatively impact our cash flows and our liquidity position.
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
Overview
Smithfield Foods, Inc., together with its subsidiaries (“Smithfield,” “the Company,” “we,” “us” or “our”) is an American food company that employs approximately 31,500 people in the United States (“U.S.”) and 2,500 people in Mexico. We boast a portfolio of high-quality, iconic brands, such as Smithfield®, Eckrich® and Nathan’s Famous®, among many others. We are an indirect, majority-owned subsidiary of Hong Kong-based WH Group Limited (“WH Group”).
Our elected fiscal year is the 52-week or 53-week period which ends on the Sunday nearest to December 31. Each of the second quarters of fiscal years 2026 and 2025, which ended on June 28, 2026 and June 29, 2025, respectively, consisted of 13 weeks. Each of the first halves of fiscal years 2026 and 2025 consisted of 26 weeks.
We conduct our operations through three reportable segments: Packaged Meats, Fresh Pork and Hog Production. We also conduct operations through our Mexico and Bioscience operating segments, which are aggregated and reported as “Other.”
Packaged Meats Segment
The Packaged Meats segment consists of our U.S. operations that process fresh meat into a wide variety of packaged meats products, including bacon, sausage, hot dogs, deli and lunch meats, dry sausage products (such as pepperoni and genoa salami), ham products, ready-to-eat products and prepared foods (such as bacon, sausage and pre-cooked entrées). Approximately 80% of the Packaged Meats segment’s raw materials are sourced from our Fresh Pork segment. We market our domestic packaged meats products under a strategic set of core brands, which include: Smithfield, Eckrich, Nathan’s Famous, Farmland, Armour, Farmer John, Kretschmar, Krakus, John Morrell, Cook’s, Gwaltney, Carando, Margherita, Curly’s and Smithfield Culinary. We also sell a sizeable portion of our packaged meats products as private label products. The majority of the Packaged Meats segment’s products are sold to retail and foodservice customers in the U.S.
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
Hog Production Segment
The Hog Production segment consists of our hog production operations in the U.S., which produce and raise our hogs on numerous Company-owned farms and farms that are owned and operated by contract farmers. Nearly all of the hogs produced by this segment are processed by our Fresh Pork segment. The Hog Production segment also sells livestock feed and grains and provides transportation and other ancillary services to external customers. In fiscal year 2025 and through the second quarter of fiscal year 2026, approximately 60% of the Hog Production segment’s cost of goods sold was from animal feed, which is derived primarily from corn and soybean meal.

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
Tariffs
We export our products to over 30 countries, including China. Those exports primarily consist of fresh pork products. For the quarter ended June 28, 2026, our export sales into China accounted for approximately 2% of our total sales. As of June 28, 2026, products we export to China faced tariffs that ranged from 25% to 47%, with most products subject to 47% tariff rates.
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
Litigation
Like other participants in our industry, we are subject to various laws and regulations administered by federal, state and other government entities, including the U.S. Environmental Protection Agency and corresponding state agencies, as well as the U.S. Department of Agriculture (“USDA”), the U.S. Food and Drug Administration, the U.S. Occupational Safety and Health Administration, the Commodity and Futures Trading Commission and similar agencies in foreign countries.

We, from time-to-time, receive notices and inquiries from regulatory authorities and others asserting that we are not in compliance with such laws and regulations. In some instances, litigation ensues. In addition, individuals may initiate litigation against us.
As of June 28, 2026 and December 28, 2025, we had contingent liabilities totaling $148 million and $149 million, respectively, classified in accrued expenses and other current liabilities on the condensed consolidated balance sheets related to litigation matters, including those described below. We did not record any significant charges for litigation matters in the first half of 2026. In the second quarter of 2025, we recorded charges totaling $80 million for litigation matters, including those described below, in SG&A in the condensed consolidated statements of income. These matters will not affect our profits or losses in future periods unless our accruals prove to be insufficient or excessive. It is reasonably possible that a change in our estimates may occur in the near term and that our accruals could be insufficient. We are unable to estimate the amount of possible loss in excess of our accruals, which could be material. Additionally, legal expenses incurred in our and our subsidiaries’ defense of these claims and any payments made to plaintiffs through unfavorable verdicts or otherwise could negatively impact our cash flows and our liquidity position.
For further information related to our litigation matters, refer to “Note 18: Regulation and Contingencies” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Sioux Falls Plant Construction
On February 16, 2026, we announced that we had initiated the approval process to construct a new state-of-the-art combined fresh pork and packaged meats processing facility in Sioux Falls, South Dakota, which would replace our existing 117-year-old facility. Our preliminary estimate of the proposed investment is up to $1.3 billion over the next three years. This investment is contingent on approval by the Company’s board of directors as well as permitting and other regulatory approvals. If approved, construction is anticipated to begin in the first half of 2027 with production estimated to commence by the end of 2028. Additionally, if the project moves forward, we plan to accelerate depreciation and may incur other incremental costs related to closing the existing plant, which are currently under evaluation.
We also entered into separate agreements in the first quarter of 2026 to purchase land for the proposed Sioux Falls facility and sell our existing facility, each for $37 million. The land purchase for the new site closed on July 1, 2026. The purchase agreement includes a provision granting us the right to unwind the transaction if construction of the proposed Sioux Falls facility does not commence by October 1, 2027. The sale of the existing Sioux Falls facility is contingent upon transitioning operations to the proposed facility.
Nathan’s Famous, Inc. Pending Acquisition
On January 20, 2026, we entered into an agreement to acquire all of the issued and outstanding shares of Nathan’s Famous, Inc. (“Nathan’s”) for $102.00 per share in cash. The acquisition is expected to be funded using cash on hand. Since March 2014, we have held an exclusive license to manufacture, distribute, market and sell “Nathan’s Famous” branded hot dogs, sausages, corned beef and certain other ancillary products through retail outlets in the U.S. and Canada and Sam’s Clubs in Mexico. The license is scheduled to expire in March 2032. Completion of the transaction remains contingent upon meeting several conditions specified in the merger agreement, which include securing approval from the holders of a majority of Nathan’s outstanding common stock, obtaining clearance from the Committee on Foreign Investment in the United States, and fulfilling other standard closing requirements. We expect the transaction to close in the second half of 2026.
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

During the second quarter and first half of 2026, we recognized $3 million and $6 million, respectively, in accelerated depreciation and employee termination benefits in cost of sales in the condensed consolidated statement of income. The lease terminates in March 2027 and we expect to recognize an additional $4 million in exit costs through the termination date.
Administrative Process Optimization
In the fourth quarter of 2025, we commenced an initiative to modernize and optimize certain of our administrative and transactional processes. As part of this initiative, we will employ new and advanced technologies, including artificial intelligence and robotic process automation, that will allow us to drive significant improvements in operational efficiency and productivity. As a result of this initiative, during the second quarter and first half of 2026, we recognized $4 million and $5 million, respectively, in restructuring costs in selling, general and administrative expenses (“SG&A”) in the condensed consolidated statement of income and anticipate additional one-time restructuring costs totaling approximately $5 million for the remainder of fiscal year 2026.
Office Closures
In the second quarter of 2025, we announced a plan to close our satellite offices in Lisle, Illinois and Kansas City, Missouri and move work performed at those locations to our headquarters in Smithfield, Virginia. As a result, we estimated and accrued $4 million of employee termination benefit costs in SG&A in the consolidated statement of income in the second quarter of 2025 for personnel who are not expected to relocate. Subsequent office closure costs were not material.
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

Results of Operations
Consolidated Results

	Three Months Ended				Six Months Ended
	June 28, 2026	June 29, 2025	$ Change	% Change	June 28, 2026	June 29, 2025	$ Change	% Change
	(in millions)				(in millions)
Sales	$3,700	$3,786	$(87)	(2.3)%	$7,500	$7,558	$(57)	(0.8)%
Cost of sales	3,221	3,288	(66)	(2.0)%	6,510	6,549	(39)	(0.6)%
Gross profit	478	499	(20)	(4.1)%	990	1,008	(18)	(1.8)%
Selling, general and administrative expenses	191	268	(78)	(28.9)%	371	465	(95)	(20.3)%
Operating gains	(3)	(30)	27	(91.1)%	(4)	(39)	35	(89.6)%
Operating profit	290	260	30	11.6%	623	582	41	7.1%
Interest expense, net	8	11	(3)	(24.3)%	16	22	(6)	(26.5)%
Non-operating (gains) losses	(17)	(4)	(13)	288.7%	(16)	2	(18)	NM
Income before income taxes	299	254	45	17.9%	623	558	65	11.6%
Income tax expense	64	62	1	2.0%	135	134	1	1.1%
(Income) loss from equity method investments	(4)	3	(7)	NM	(2)	8	(10)	NM
Net income	239	188	51	27.2%	489	415	74	17.7%
Net income attributable to noncontrolling interests	1	—	1	NM	5	4	1	31.0%
Net income attributable to Smithfield	$238	$188	$50	26.6%	$484	$412	$72	17.6%
Operating Profit (Loss) and Operating Profit Margin by Segment

	Three Months Ended					Six Months Ended
	June 28, 2026	June 29, 2025	Change		% Change	June 28, 2026	June 29, 2025	Change		% Change
	(in millions, except percentages and basis points)					(in millions, except percentages and basis points)
Operating profit (loss):
Packaged Meats	$265	$301	$(36)		(12.0)%	$540	$567	$(27)		(4.7)%
Fresh Pork	14	35	(21)		(59.4)%	92	117	(25)		(21.0)%
Hog Production	64	22	42		192.2%	68	23	45		196.3%
Other	(2)	7	(9)		NM	10	22	(12)		(55.9)%
Corporate expenses	(27)	(26)	(1)		(3.9)%	(53)	(55)	2		4.0%
Unallocated (1)	(24)	(80)	55		69.5%	(35)	(92)	57		62.2%
Operating profit	$290	$260	$30		11.6%	$623	$582	$41		7.1%

Operating profit (loss) margin:
Packaged Meats	13.1%	14.5%	(139)	bps		12.9%	13.8%	(87)	bps
Fresh Pork	0.7%	1.7%	(98)	bps		2.3%	2.8%	(54)	bps
Hog Production	8.3%	2.6%	572	bps		4.4%	1.3%	314	bps
Other	(1.4)%	6.1%	(747)	bps		2.9%	9.6%	(671)	bps
Consolidated	7.8%	6.9%	98	bps		8.3%	7.7%	61	bps
________________
(1)    We do not allocate certain items to our operating segments such as litigation charges, exit and disposal costs, insurance recoveries, gains and losses on the sale of property, plant and equipment and other assets, accelerated depreciation, and employee termination benefits, among others.

Results of Operations Analysis
The following discussion provides an analysis of our results of operations for the second quarter of 2026 compared to the second quarter of 2025 and for the first half of 2026 compared to the first half of 2025.
Sales

	Three Months Ended					Six Months Ended
	June 28, 2026		June 29, 2025	$ Change	% Change	June 28, 2026	June 29, 2025	$ Change	% Change
	(in millions)					(in millions)
Sales by segment:
Packaged Meats	$2,023		$2,079	$(56)	(2.7)%	$4,172	$4,103	$69	1.7%
Fresh Pork	2,008		2,080	(72)	(3.5)%	4,020	4,114	(94)	(2.3)%
Hog Production	772		840	(69)	(8.2)%	1,541	1,772	(232)	(13.1)%
Other	154		120	33	27.6%	327	224	103	45.8%
Total segment sales	4,956	4,956	5,120	(164)	(3.2)%	10,059	10,213	(154)	(1.5)%
Inter-segment sales eliminations:
Fresh Pork	(745)		(810)	65	(8.1)%	(1,529)	(1,597)	68	(4.3)%
Hog Production	(512)		(524)	12	(2.3)%	(1,030)	(1,059)	28	(2.7)%
Total inter-segment sales eliminations	(1,257)		(1,334)	77	(5.8)%	(2,559)	(2,656)	96	(3.6)%
Consolidated sales	$3,700		$3,786	$(87)	(2.3)%	$7,500	$7,558	$(57)	(0.8)%
Second Quarter – 2026 vs. 2025
Packaged Meats. Segment sales decreased by $56 million, or 2.7%, primarily attributable to a 5.5% decrease in sales volume, partially offset by a 2.9% increase in our average sales price. The decrease in volume was primarily attributable to the timing of the Easter holiday, which occurred earlier in 2026, resulting in lower volume of seasonal hams in the second quarter of 2026. The Easter holiday timing also favorably impacted sales mix year-over-year, which contributed to the increase in average sales price.
Fresh Pork. Segment sales decreased by $72 million, or 3.5%, primarily attributable to a 2.0% decrease in sales volume and a 1.5% decrease in our average sales price. The decrease in sales volume was primarily driven by a decline in the number of hogs harvested. The decrease in our average sales price outperformed the 5.3% decrease in the fresh pork cut-out values reported by the USDA, which averaged $0.97 per pound in the second quarter of 2026, driven by weaker belly and ham markets.
Hog Production. Segment sales decreased by $69 million, or 8.2%, driven by the following factors:
•A $94 million year-over-year decrease in sales to Murphy Family Farms and VisionAg, primarily driven by the initial sale of commercial hog inventories in the second quarter of 2025 in connection with the formation of these entities.
•A $14 million decrease in grain sales to other third parties.
These decreases were partially offset by a 9.0% increase in our average market hog sales price, inclusive of the effects of hedging, while the lean hog price index published by the Chicago Mercantile Exchange ("CME") decreased 3.3% year-over-year.
Other. Segment sales increased by $33 million, or 27.6%, primarily due to a 33.2% increase in volume and a $16 million increase from the impact of foreign currency translation, partially offset by a 13.7% decrease in average sales price in our Mexico operations. Sales volume increased due to higher sales of our Fresh Pork segment products through our Mexico operations and improved capacity utilization. The decrease in average sales price was largely driven by lower market prices for fresh pork and live hogs in Mexico.
Inter-segment Eliminations
•Fresh Pork. The decrease in inter-segment sales by our Fresh Pork segment was primarily attributable to lower market values for fresh pork components sold to our Packaged Meats segment, partially offset by a 1.4% increase in inter-segment sales volume.
•Hog Production. The decrease in inter-segment sales by our Hog Production segment was primarily attributable to lower live hog market prices.
First Six Months – 2026 vs. 2025
Packaged Meats. Segment sales increased by $69 million, or 1.7%, primarily attributable to a 2.7% increase in average sales price, partially offset by a 1.0% decrease in sales volume. The increase in average sales price was primarily attributable higher raw material costs, which translated into higher sales prices of our packaged meats products. The decrease in volume was primarily attributable to cautious consumer spending and competitive pricing pressures.
Fresh Pork. Segment sales decreased by $94 million, or 2.3%, primarily attributable to a 2.3% decrease in sales volume driven by a decline in the number of hogs harvested. The average selling price remained consistent year-over-year.
Hog Production. Segment sales decreased by $232 million, or 13.1%, driven by the following factors:
•A $238 million decrease in sales to Murphy Family Farms and VisionAg, primarily driven by the initial sale of commercial hog inventories in the first half of 2025 in connection with the formation of these entities.
•A decrease in the number of market hogs sold of 150,000, or 2.6%, primarily due to the formation of Murphy Family Farms and VisionAg.
•A $13 million decrease in grain sales to other third parties.
These decreases were partially offset by a 4.9% increase in our average market hog sales price, inclusive of the effects of hedging, while the lean hog price index published by the CME decreased 1.5% year-over-year.
Other. Segment sales increased by $103 million, or 45.8%, primarily due to a 47.7% increase in volume and a $40 million increase from the impact of foreign currency translation, partially offset by a 15.4% decrease in average sales price in our Mexico operations. Sales volume increased due to higher sales of our Fresh Pork segment products through our Mexico operations and improved capacity utilization. The decrease in average sales price was largely driven by lower market prices for fresh pork and live hogs in Mexico.
Inter-segment Eliminations
•Fresh Pork. The decrease in inter-segment sales by our Fresh Pork segment was primarily attributable to lower market values for fresh pork components sold to our Packaged Meats segment, partially offset by a 2.8% increase in inter-segment sales volume.
•Hog Production. The decrease in inter-segment sales by our Hog Production segment was primarily attributable to our strategic initiative to optimize our hog production operations, which reduced the number of hogs produced by our Hog Production segment, as well as lower live hog market prices.

Cost of Sales

	Three Months Ended				Six Months Ended
	June 28, 2026	June 29, 2025	$ Change	% Change	June 28, 2026	June 29, 2025	$ Change	% Change
	(in millions)				(in millions)
Packaged Meats	$1,666	$1,690	$(24)	(1.4)%	$3,447	$3,356	$92	2.7%
Fresh Pork	1,953	2,005	(52)	(2.6)%	3,848	3,911	(63)	(1.6)%
Hog Production	697	808	(111)	(13.7)%	1,453	1,727	(275)	(15.9)%
Other	149	107	42	39.4%	305	191	114	59.8%
Unallocated	12	11	1	10.9%	17	20	(3)	(14.8)%
Inter-segment eliminations	(1,257)	(1,334)	77	(5.8)%	(2,559)	(2,656)	96	(3.6)%
Cost of sales	$3,221	$3,288	$(66)	(2.0)%	$6,510	$6,549	$(39)	(0.6)%
Second Quarter – 2026 vs. 2025
Packaged Meats. Cost of sales in our Packaged Meats segment decreased by $24 million, or 1.4%, driven primarily by a $45 million decrease in raw material costs resulting from lower sales volume attributable to the timing of the Easter holiday. This decrease was partially offset by the following factors:
•A $15 million increase in manufacturing and distribution costs primarily driven by higher fuel and freight costs and other inflationary pressures.
•The impact of $5 million in employee retention tax credits recognized in the second quarter of 2025.
Fresh Pork. Cost of sales in our Fresh Pork segment decreased by $52 million, or 2.6%, driven primarily by a $59 million decrease in raw material costs driven by the lower sales volume and lower market prices for live hogs, partially offset by the following factors:
•The impact of $5 million in employee retention tax credits recognized in the second quarter of 2025.
•A $3 million increase in manufacturing costs.
Hog Production. Cost of sales in our Hog Production segment decreased by $111 million, or 13.7%, primarily due to:
•A $105 million decrease in cost of goods sold to Murphy Family Farms and VisionAg, primarily driven by the initial sale of commercial hog inventories in the first half of 2025 in connection with the formation of these entities.
•A $18 million decrease in cost of grain sold to other third parties.
•A $4 million decrease in the cost of breeding stock sales.
These decreases were partially offset by increases in raw material costs and operating costs of approximately $12 million and $4 million, respectively.
Other. Cost of sales in our Other segment increased by $42 million, or 39.4%, driven primarily by the following factors:
•An $18 million increase in raw material costs in our Mexico operations, primarily attributable the increase in sales volume.
•A $15 million unfavorable impact from foreign currency translation.

•A $5 million increase in manufacturing and distribution costs in our Mexico operations, primarily attributable to the increase in sales volume.
First Six Months – 2026 vs. 2025
Packaged Meats. Cost of sales in our Packaged Meats segment increased by $92 million, or 2.7%, driven by the following factors:
•A $49 million increase in raw material costs.
•A $38 million increase in manufacturing and distribution costs primarily driven by higher fuel and freight costs and other inflationary pressures.
•The impact of $5 million in employee retention tax credits recognized in the second quarter of 2025.
Fresh Pork. Cost of sales in our Fresh Pork segment decreased by $63 million, or 1.6%, primarily due to a $76 million decrease in raw material costs driven by the lower sales volume and lower market prices for live hogs, partially offset by the following factors:
•A $10 million increase in manufacturing costs driven by inflationary pressures, partially offset by the decrease in sales volume.
•The impact of $5 million in employee retention tax credits recognized in the second quarter of 2025.
Hog Production. Cost of sales in our Hog Production segment decreased by $275 million, or 15.9%, primarily due to the following factors, which more than offset an increase of approximately $10 million in operating costs:
•A $241 million decrease in cost of goods sold to Murphy Family Farms and VisionAg, primarily driven by the initial sale of commercial hog inventories in the first half of 2025 in connection with the formation of these entities.
•A $19 million decrease in cost of grain sold to other third parties.
•A decrease of approximately $16 million in raw material costs due in part to the decrease in market hog volume.
•A $9 million decrease in the cost of breeding stock sales.
Other. Cost of sales in our Other segments increased by $114 million, or 59.8%, driven primarily by the following factors:
•A $57 million increase in raw material costs in our Mexico operations, primarily attributable the increase in sales volume.
•A $36 million unfavorable impact from foreign currency translation.
•A $13 million increase in manufacturing and distribution costs in our Mexico operations, primarily attributable to the increase in sales volume.

Selling, General and Administrative Expenses

	Three Months Ended				Six Months Ended
	June 28, 2026	June 29, 2025	$ Change	% Change	June 28, 2026	June 29, 2025	$ Change	% Change
	(in millions)				(in millions)
Packaged Meats	$92	$87	$5	5.2%	$184	$180	$4	2.2%
Fresh Pork	40	40	—	0.3%	79	86	(6)	(7.3)%
Hog Production	10	10	—	(0.7)%	20	22	(2)	(9.4)%
Other	6	6	—	8.2%	13	12	1	7.2%
Corporate expenses	27	26	1	3.9%	53	55	(2)	(4.0)%
Unallocated	15	98	(84)	(84.9)%	22	111	(89)	(80.3)%
Selling, general and administrative expenses	$191	$268	$(78)	(28.9)%	$371	$465	$(95)	(20.3)%
Second Quarter – 2026 vs. 2025
SG&A decreased by $78 million, or 28.9%, driven primarily by accruals for litigation charges totaling $80 million in the second quarter of 2025, partially offset by a $4 million increase in marketing and advertising expenses.
First Six Months – 2026 vs. 2025
SG&A decreased by $95 million, or 20.3%, driven primarily by the following factors, which were partially offset by an $8 million increase in marketing and advertising expenses:
•Litigation-related charges totaling $80 million were recorded in the second quarter of 2025, which were not allocated to our operating segments.
•A $5 million decrease in charges associated with our workforce reduction and administrative optimization initiatives and decision to close our satellite offices in Lisle, Illinois and Kansas City, Missouri, which were not allocated to our operating segments.
•Continued focus on cost reduction and disciplined spending across the entire business.
Operating Gains
The following table provides details of operating gains.

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(in millions)
Gains on disposal of assets	$(2)	$(1)	$(3)	$(3)
Insurance recoveries (1)	—	(29)	—	(35)
Other operating gains	(1)	(1)	(1)	(1)
Operating gains	$(3)	$(30)	$(4)	$(39)
________________
(1)Consists of a gain recognized in the second quarter of 2025 related to the settlement of a claim against an insurance carrier for losses incurred in connection with past litigation and a gain recognized in the first quarter of 2025 in connection with a settlement of an insurance claim associated with property damage.

Non-Operating (Gains) Losses
The following table provides details of non-operating (gains) losses.

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(in millions)
Gains on assets held in rabbi trusts (1)	$(15)	$(8)	$(13)	$(6)
Net pension and postretirement benefits cost (2)	—	4	1	8
Other non-operating gains	(3)	—	(4)	—
Non-operating (gains) losses	$(17)	$(4)	$(16)	$2
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
Income Tax Expense
Income tax expense was relatively consistent year-over-year while our effective tax rate decreased to 21.3% for the second quarter of 2026 compared to 24.6% for the same period in 2025, and to 21.8% for the first half of 2026, compared to 24.0% for the first half of 2025. These decreases were primarily driven by favorable tax settlements recognized in the second quarter of 2026.
(Income) Loss From Equity Method Investments
(Income) loss from equity method investments shifted to income of $4 million and $2 million in the second quarter and first half of 2026, respectively, compared to losses of $3 million and $8 million in the comparable periods of 2025, reflecting improved performance at Monarch Bio Energy, LLC and Murphy Family Farms.
Liquidity and Capital Resources
Our sources of liquidity include cash and cash equivalents on hand together with availability under our committed revolving credit facilities. As of June 28, 2026, we had $3,648 million of available liquidity consisting of $1,350 million in cash and cash equivalents and $2,298 million of availability under our committed credit facilities. We believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations and commitments for at least the next twelve months.
Credit Facilities

	June 28, 2026
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
Accounts Receivable Securitization Facility
We maintain a $225 million accounts receivable securitization facility (“Securitization Facility”), which matures in November 2027. As part of the Securitization Facility, certain accounts receivable of our major domestic meat processing subsidiaries are sold to a wholly-owned “bankruptcy remote” special purpose vehicle (“SPV”). The SPV pledges all such accounts receivable as security for loans made and letters of credit issued by participating lenders under the Securitization Facility. The SPV is included in our condensed consolidated financial statements and therefore the accounts receivable owned by it are included in our condensed consolidated balance sheets. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of June 28, 2026, the SPV held $647 million of accounts receivable. We must maintain certain ratios related to the collection of our receivables as a condition of the Securitization Facility agreement. As of June 28, 2026, we had $27 million in letters of credit issued under the Securitization Facility. None of the letters of credit were drawn upon.
Cash Flows From Operating Activities

	Six Months Ended
	June 28, 2026	June 29, 2025
	(in millions)
Cash flows from operating activities:
Net income	$489	$415
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	169	165
Change in accounts receivable	8	(223)
Change in inventories	(35)	145
Change in prepaid expenses and other current assets	(19)	1
Change in accounts payable	(380)	(320)
Change in accrued expenses and other current liabilities	(9)	(49)
Other	(18)	(27)
Net cash flows from operating activities	$204	$108

The increase in net cash flows from operating activities year-over-year was primarily driven by higher earnings and changes in working capital. The following describes the significant changes in working capital:
•Accounts receivable. Accounts receivable increased in the first half of 2025 primarily due to the sale of commercial hog inventories and feed to Murphy Family Farms and VisionAg in connection with the formation of these entities.
•Inventories. Inventories decreased in the first half of 2025 primarily due to the sale of commercial hog inventories to Murphy Family Farms and VisionAg in connection with the formation of these entities. Both periods reflect higher meat inventories and lower feed inventories. Meat inventories increased in each period primarily due to the seasonal build in advance of the summer grilling and holiday seasons. Feed inventories decreased in both periods due to the normal consumption of grain purchased during the prior-year harvest.
•Accounts payable. Accounts payable decreased in both periods mainly due to the seasonal deferral of payments for hog and grain purchases made in the fourth quarter each year. Payments to certain farmers for these purchases are deferred until the first quarter of the following year. These deferred payments were higher in the first half of 2026 compared to the first half of 2025.
•Accrued expenses and other current liabilities. Accrued expenses and other current liabilities decrease seasonally in the first quarter each year due to payout of variable compensation earned in prior years. The year-over-year change is primarily attributable to lower variable compensation payments in the first quarter of 2026 and an accrual for litigation matters in the first half of 2025.
Cash Flows From Investing Activities

	Six Months Ended
	June 28, 2026	June 29, 2025
	(in millions)
Cash flows from investing activities:
Capital expenditures	$(165)	$(158)
Net expenditures from breeding stock transactions	(15)	(13)
Cash receipts on notes receivable	29	2
Other	—	(3)
Net cash flows used in investing activities	$(150)	$(171)
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

Cash Flows From Financing Activities

	Six Months Ended
	June 28, 2026	June 29, 2025
	(in millions)
Cash flows from financing activities:
Payment of dividends	$(246)	$(197)
Net proceeds from issuance of common stock	—	236
Other	—	(1)
Net cash flows from (used in) financing activities	$(246)	$38
The following items explain the significant financing activities:
•Net proceeds from issuance of common stock. In the first quarter of 2025, we received net proceeds from our IPO of $236 million after deducting underwriting discounts, commissions and fees.
Other Anticipated or Potential Cash Requirements
Capital Expenditures
The Company remains in a strong financial position due to its robust cash flows, liquidity, and solid balance sheet. We plan to continue to support the business through capital expenditures in the range of $350 million to $450 million in 2026, inclusive of profit improvement projects, such as packaged meats capacity expansion and automation, as well as repairs and maintenance.
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
Dividends
Returning cash to shareholders in the form of dividends is also a top priority for the Company. On July 30, 2026, our Board declared a quarterly cash dividend of $0.3125 per share of common stock, which will be paid on August 27, 2026, to shareholders of record as of August 13, 2026. We anticipate the remaining quarterly dividends in fiscal year 2026 will be unchanged, resulting in an annual dividend rate in fiscal year 2026 of $1.25 per share. The declaration of dividends is subject to the discretion of our Board and depends on various factors, including our net income, financial condition, cash requirements, business prospects, and other factors that our Board deems relevant to its analysis and decision making.
Altosano Redeemable Noncontrolling Interest
The noncontrolling interest (“NCI”) holders in Granjas Carroll de Mexico, S. de R.L. de C.V. (commonly known as “Altosano”) currently have the right to exercise a put option that would obligate us to redeem 40% of their interest. After December 31, 2027 the NCI holders in Altosano have the right to exercise a put option for the remainder of their interest. The redemption value for the NCI is fair value. As of June 28, 2026, the value of the NCI on our condensed consolidated balance sheet was $311 million.

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
Risk Management Activities
We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” and “Note 9: Derivative Financial Instruments” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

	Three Months Ended		Six Months Ended		Affected Income Statement Account
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(in millions, except per share data)
Net income attributable to Smithfield	$238	$188	$484	$412
Plant closures (1)	3	—	6	2	Cost of sales
Reduction in workforce and optimization (2)	4	—	5	6	SG&A
Reduction in workforce and optimization (2)	—	—	—	2	Cost of sales
Incremental costs from destruction of property (3)	—	—	3	—	Cost of sales
Litigation charges	—	73	—	73	SG&A
Office closures (4)	1	4	1	4	SG&A
Hog Production Reform	—	—	—	2	Cost of sales
Hog Production Reform	(1)	—	(1)	(1)	Operating gains
Employee retention tax credits (5)	—	(10)	—	(10)	Cost of sales
Insurance recoveries (6)	—	(29)	—	(35)	Operating gains
Other	1	—	1	—	SG&A
Income tax effect of non-GAAP adjustments (7)	(2)	(10)	(4)	(11)	Income tax expense
Adjusted net income attributable to Smithfield	$245	$217	$496	$443

Net income attributable to Smithfield per diluted common share	$0.60	$0.48	$1.23	$1.05
Adjusted net income attributable to Smithfield per diluted common share	$0.62	$0.55	$1.25	$1.13
________________
(1)Consists primarily of accelerated depreciation charges, retention and severance costs and other incremental costs associated with our decision to exit our leased Springfield, Massachusetts dry sausage production facility.
(2)Consists of employee termination benefits and restructuring costs associated with workforce reduction and administrative process optimization initiatives. Total severance costs round up to $9 million for the first half of 2025.
(3)Consists of incremental costs from the destruction of property in connection with a fire at a sow farm in Laverne, Oklahoma.
(4)Consists of employee termination benefit costs and other closure costs associated with the planned closure of our satellite offices in Lisle, Illinois and Kansas City, Missouri.
(5)Represents the recognition of employee retention tax credits received under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.
(6)Consists of gains recognized in connection with settlements of insurance claims associated with past litigation and property damage.
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

	Three Months Ended		Six Months Ended		Twelve Months Ended		Affected Income Statement Account
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	June 28, 2026	December 28, 2025
	(in millions, except percentages)
Net income	$239	$188	$489	$415	$1,072	$998
Interest expense, net	8	11	16	22	35	41
Income tax expense	64	62	135	134	284	283
Depreciation and amortization	85	82	169	165	335	332
EBITDA	$396	$344	$809	$736	$1,726	$1,654
Reduction in workforce and optimization (1)	4	—	5	6	8	9	SG&A
Reduction in workforce and optimization (1)	—	—	—	2	—	2	Cost of sales
Incremental costs from destruction of property (2)	—	—	3	—	3	—	Cost of sales
Plant closures (3)	1	—	1	1	1	1	Cost of sales
Office closures (4)	1	4	1	4	1	4	SG&A
Litigation charges	—	73	—	73	—	73	SG&A
Hog Production Reform (5)	—	—	—	1	2	3	Cost of sales
Hog Production Reform (6)	(1)	—	(1)	(1)	(3)	(4)	Operating gains
Employee retention tax credits (7)	—	(10)	—	(10)	—	(10)	Cost of sales
Insurance recoveries (8)	—	(29)	—	(35)	(2)	(36)	Operating gains
Company-owned life insurance gain (9)	—	—	—	—	(17)	(17)	Non-operating gains
Other	1	—	1	—	1	—	SG&A
Adjusted EBITDA	$403	$381	$820	$777	$1,720	$1,677

Net income margin	6.5%	5.0%	6.5%	5.5%	6.9%	6.4%
Adjusted EBITDA margin	10.9%	10.1%	10.9%	10.3%	11.1%	10.8%
________________
(1)Consists of employee termination benefits and restructuring costs associated with workforce reduction and administrative process optimization initiatives. Total severance costs round up to $9 million and $12 million for the first half of 2025 and fiscal year 2025, respectively.
(2)Consists of incremental costs from the destruction of property in connection with a fire at a sow farm in Laverne, Oklahoma.
(3)Excludes accelerated depreciation charges as such amounts are included in the depreciation and amortization line in this table.
(4)Consists of employee termination benefit costs and other closure costs associated with the planned closure of our satellite offices in Lisle, Illinois and Kansas City, Missouri.
(5)Consists of contract termination costs, loss on asset disposals, employee termination benefits and other exit costs associated with our Hog Production Reform initiative. Excludes accelerated depreciation charges as such amounts are included in the depreciation and amortization line in this table.
(6)Fiscal year 2025 and twelve months ended June 28, 2026 include a $3 million gain on the sale of certain of our hog farms in Missouri.
(7)Represents the recognition of employee retention tax credits received under the CARES Act.
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

	Twelve Months Ended
	June 28, 2026	December 28, 2025
	(in millions, except ratios)
Current portion of long-term debt and finance lease obligations	$602	$3
Long-term debt and finance lease obligations	1,402	2,000
Total debt and finance lease obligations	$2,004	$2,003
Cash and cash equivalents	(1,350)	(1,539)
Net debt	$654	$464

Net income	$1,072	$998
Adjusted EBITDA	$1,720	$1,677

Ratio of total debt and finance lease obligations to net income	1.9x	2.0x
Ratio of net debt to adjusted EBITDA	0.4x	0.3x
Adjusted Operating Profit and Adjusted Operating Profit Margin
The following tables provide a reconciliation of operating profit to adjusted operating profit. Adjusted operating profit and adjusted operating profit margin are non-GAAP measures. We believe these non-GAAP measures are useful to investors because they provide a better understanding of underlying operating results and trends of established, ongoing operations of our segments, excluding the impact of items that are unusual in nature, infrequent in occurrence or otherwise stem from strategic decisions to restructure our operations. These non-GAAP measures are not intended to be alternatives to operating profit, operating profit margin or any other performance measures derived in accordance with GAAP and should not be used by investors or other users of our financial statements in isolation for formulating decisions as they exclude a number of important cash and non-cash charges.

Three Months Ended June 28, 2026	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Consolidated
	(in millions, except percentages)
Operating profit (loss)	$265	$14	$64	$(2)	$(27)	$(24)	$290
Reduction in workforce and optimization (4)	—	—	—	—	—	4	4
Plant closures (5)	—	—	—	—	—	3	3
Office closures (6)	—	—	—	—	—	1	1
Hog Production Reform	—	—	—	—	—	(1)	(1)
Other	—	—	—	—	—	1	1
Adjusted operating profit (loss)	$265	$14	$64	$(2)	$(27)	$(15)	$300

Operating profit (loss) margin	13.1%	0.7%	8.3%	(1.4)%	NM	NM	7.8%
Adjusted operating profit (loss) margin	13.1%	0.7%	8.3%	(1.4)%	NM	NM	8.1%

Three Months Ended June 29, 2025	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Consolidated
	(in millions, except percentages)
Operating profit (loss)	$301	$35	$22	$7	$(26)	$(80)	$260
Litigation charges	—	—	—	—	—	73	73
Office closures (6)	—	—	—	—	—	4	4
Employee retention tax credits (7)	(5)	(5)	—	—	—	—	(10)
Insurance recoveries (8)	—	—	—	—	—	(29)	(29)
Adjusted operating profit (loss)	$296	$30	$22	$7	$(26)	$(31)	$298

Operating profit margin	14.5%	1.7%	2.6%	6.1%	NM	NM	6.9%
Adjusted operating profit margin	14.2%	1.4%	2.6%	6.1%	NM	NM	7.9%
_______________________________________________
(1)Consists of our Mexico and Bioscience operations.
(2)Represents general corporate expenses for management and administration of the business.
(3)We do not allocate certain items to our operating segments such as litigation charges, exit and disposal costs, insurance recoveries, gains and losses on the sale of property, plant and equipment and other assets, accelerated depreciation, and employee termination benefits, among others.
(4)Consists of employee termination benefits and restructuring costs associated with workforce reduction and administrative process optimization initiatives.
(5)Consists primarily of accelerated depreciation charges, retention and severance costs and other incremental costs associated with our decision to exit our leased Springfield, Massachusetts dry sausage production facility.
(6)Consists of employee termination benefit costs and other closure costs associated with the planned closure of our satellite offices in Lisle, Illinois and Kansas City, Missouri.
(7)Represents the recognition of employee retention tax credits received under the CARES Act.
(8)Consists of a gain recognized for the settlement of an insurance claim associated with past litigation.

Six Months Ended June 28, 2026	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Consolidated
	(in millions, except percentages)
Operating profit (loss)	$540	$92	$68	$10	$(53)	$(35)	$623
Plant closures (4)	—	—	—	—	—	6	6
Reduction in workforce and optimization (5)	—	—	—	—	—	5	5
Incremental costs from destruction of property (6)	—	—	—	—	—	3	3
Office closures (7)	—	—	—	—	—	1	1
Hog Production Reform	—	—	—	—	—	(1)	(1)
Other	—	—	—	—	—	1	1
Adjusted operating profit (loss)	$540	$92	$68	$10	$(53)	$(19)	$638

Operating profit margin	12.9%	2.3%	4.4%	2.9%	NM	NM	8.3%
Adjusted operating profit margin	12.9%	2.3%	4.4%	2.9%	NM	NM	8.5%

Six Months Ended June 29, 2025	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Consolidated
	(in millions, except percentages)
Operating profit (loss)	$567	$117	$23	$22	$(55)	$(92)	$582
Litigation charges	—	—	—	—	—	73	73
Reduction in workforce and optimization (5)	—	—	—	—	—	9	9
Office closures (7)	—	—	—	—	—	4	4
Plant closures	—	—	—	—	—	2	2
Hog Production Reform	—	—	—	—	—	1	1
Employee retention tax credits (8)	(5)	(5)	—	—	—	—	(10)
Insurance recoveries (9)	—	—	—	—	—	(35)	(35)
Adjusted operating profit (loss)	$562	$112	$23	$22	$(55)	$(39)	$624

Operating profit margin	13.8%	2.8%	1.3%	9.6%	NM	NM	7.7%
Adjusted operating profit margin	13.7%	2.7%	1.3%	9.6%	NM	NM	8.3%
_______________________________________________
(1)Consists of our Mexico and Bioscience operations.
(2)Represents general corporate expenses for management and administration of the business.
(3)We do not allocate certain items to our operating segments such as litigation charges, exit and disposal costs, insurance recoveries, gains and losses on the sale of property, plant and equipment and other assets, accelerated depreciation, and employee termination benefits, among others.
(4)Consists primarily of accelerated depreciation charges, retention and severance costs and other incremental costs associated with our decision to exit our leased Springfield, Massachusetts dry sausage production facility.
(5)Consists of employee termination benefits and restructuring costs associated with workforce reduction and administrative process optimization initiatives.
(6)Consists of incremental costs from the destruction of property in connection with a fire at a sow farm in Laverne, Oklahoma.
(7)Consists of employee termination benefit costs and other closure costs associated with the planned closure of our satellite offices in Lisle, Illinois and Kansas City, Missouri.
(8)Represents the recognition of employee retention tax credits received under the CARES Act.
(9)Consists of gains recognized in connection with settlements of insurance claims associated with past litigation and property damage.

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
•our ability to execute on acquisitions, joint ventures and divestitures, including our pending acquisition of Nathan’s, which remains subject to regulatory approval and other customary closing conditions;
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

	June 28, 2026	December 28, 2025
	(in millions)
Livestock	$11	$21
Grains	1	3
Energy	1	1

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

	June 28, 2026	December 28, 2025
	(in millions)
Livestock	$15	$46
Grains	6	—
Energy	1	1
Foreign Currency	2	3

Interest Rate Risk
The following table presents the fair values and carrying values of our fixed-rate debt.

	June 28, 2026		December 28, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Total debt	$1,904	$1,988	$1,909	$1,986
We determine the fair value of fixed-rate debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates.
Changes in interest rates impact the fair value of our fixed-rate debt. A hypothetical 10% change in interest rates would impact the fair value of our fixed-rate debt by $25 million and $28 million as of June 28, 2026 and December 28, 2025, respectively.
We periodically enter into interest rate swaps to hedge our exposure to changes in interest rates on certain financial instruments and to manage the overall mix of fixed rate and floating rate debt instruments. There were no interest rate swaps outstanding as of June 28, 2026 and December 28, 2025.
Foreign Currency Exchange Risk
Our revenues are primarily generated from transactions denominated in U.S. dollars. However, we also generate revenues from transactions denominated in Japanese yen, Canadian dollars and Australian dollars, among others. We employ foreign currency exchange forward contracts to manage the exposure to foreign currency exchange risk. The fair values of foreign currency exchange forward contracts as of June 28, 2026 and December 28, 2025 were not material.
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
Changes in Internal Control Over Financial Reporting
During the second quarter of 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 5. OTHER INFORMATION
(1) Disclosure in Lieu of Reporting on a Current Report on Form 8-K.
None.
(2) Insider Trading Arrangements and Policies.
During the second quarter of 2026, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as the terms are defined in Item 408(a) of Regulation S-K.
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
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended June 28, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

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
SMITHFIELD FOODS, INC.
/s/ Mark L. Hall          August 11, 2026
Mark L. Hall
Chief Financial Officer

/s/ R. Allen Brobst, Jr.          August 11, 2026
R. Allen Brobst, Jr.
Chief Accounting Officer