Form 10-Q
period 2026-09-27
SMITHFIELD FOODS INC
filed 2026-10-27
CIK 91388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of October 25, 2026, the registrant had 393,800,826 shares of common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except share data and per share data, and unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Sales	$3,437	$3,747	$10,937	$11,304
Cost of sales	3,124	3,268	9,634	9,817
Gross profit	313	479	1,303	1,487
Selling, general and administrative expenses	193	178	564	643
Operating gains	(7)	(9)	(11)	(48)
Operating profit	127	310	750	892
Interest expense, net	6	11	22	33
Non-operating (gains) losses	1	(19)	(15)	(17)
Income before income taxes	120	318	743	876
Income tax expense	30	71	165	205
(Income) loss from equity method investments	—	(4)	(2)	4
Net income	91	252	579	667
Net income attributable to noncontrolling interests	1	4	6	7
Net income attributable to Smithfield	$89	$248	$574	$660

Net income per common share attributable to Smithfield:
Basic	$0.23	$0.63	$1.46	$1.68
Diluted	0.23	0.63	1.45	1.68

Weighted-average shares outstanding:
Basic	393,779,563	393,112,711	393,538,127	391,679,362
Diluted	394,905,788	394,594,035	395,224,597	392,307,588
See Notes to Condensed Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions and unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net income	$91	$252	$579	$667

Other comprehensive income (loss), net of tax:
Foreign currency translation	(6)	15	9	61
Pension accounting	4	4	11	11
Hedge accounting	2	4	(7)	(14)
Total other comprehensive income (loss)	(1)	23	13	58

Comprehensive income	89	275	592	726
Comprehensive income (loss) attributable to noncontrolling interests	—	9	9	28
Comprehensive income attributable to Smithfield	$90	$266	$583	$698
See Notes to Condensed Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data, and unaudited)

	September 27, 2026	December 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,178	$1,539
Accounts receivable, net	1,011	1,023
Inventories, net	2,543	2,328
Prepaid expenses and other current assets	383	276
Total current assets	5,116	5,166

Property, plant and equipment, net	3,226	3,226
Goodwill	1,624	1,623
Intangible assets, net	1,256	1,260
Operating lease assets	379	387
Equity method investments	208	209
Other assets	344	306
Total assets	$12,152	$12,177

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$639	$856
Current portion of long-term debt and finance lease obligations	602	3
Current portion of operating lease obligations	74	71
Accrued expenses and other current liabilities	821	811
Total current liabilities	2,137	1,741

Long-term debt and finance lease obligations	1,402	2,000
Long-term operating lease obligations	312	322
Deferred income taxes, net	622	658
Net long-term pension obligation	206	207
Other liabilities	186	185

Redeemable noncontrolling interests	272	264

Commitments and contingencies (Note 19)

Equity:
Shareholders’ equity:
Preferred stock, no par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 5,000,000,000 shares authorized; 393,800,826 shares issued and outstanding as of September 27, 2026 and 393,112,711 shares issued and outstanding as of December 28, 2025	—	—
Additional paid-in capital	3,341	3,338
Retained earnings	3,978	3,776
Accumulated other comprehensive loss	(304)	(314)
Total shareholders’ equity	7,015	6,801
Total liabilities and equity	$12,152	$12,177

See Notes to Condensed Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions and unaudited)

	Nine Months Ended
	September 27, 2026	September 28, 2025
Cash flows from operating activities:
Net income	$579	$667
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	255	248
Changes in operating and other assets and liabilities, net	(446)	(794)
Other	(23)	—
Net cash flows from operating activities	365	121

Cash flows from investing activities:
Capital expenditures	(281)	(246)
Investments in debt securities	(85)	—
Net expenditures from breeding stock transactions	(24)	(9)
Investments in partnerships and other assets	(1)	(10)
Cash receipts on notes receivable	39	14
Other	11	12
Net cash flows used in investing activities	(342)	(239)

Cash flows from financing activities:
Payment of dividends	(384)	(297)
Net proceeds from issuance of common stock	—	236
Other	(1)	(3)
Net cash flows used in financing activities	(386)	(64)

Effect of foreign exchange rate changes on cash	1	12
Net change in cash, cash equivalents and restricted cash	(362)	(170)
Cash, cash equivalents and restricted cash at beginning of period	1,539	943
Cash, cash equivalents and restricted cash at end of period	$1,178	$773
    See Notes to Condensed Consolidated Financial Statements

SMITHFIELD FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data, and unaudited)

	Three Months Ended September 27, 2026
	Shares of Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, June 28, 2026	393,760,231	$3,296	$4,012	$(304)	$7,004
Stock compensation expense	—	5	—	—	5
Settlement of stock options and restricted stock units	40,595	1	—	—	1
Adjustment to redeemable noncontrolling interests	—	39	—	—	39
Dividends declared ($0.3125 per share)	—	—	(124)	—	(124)
Comprehensive income attributable to Smithfield:
Net income	—	—	89	—	89
Other comprehensive income, net of tax	—	—	—	—	—
Balance, September 27, 2026	393,800,826	$3,341	$3,978	$(304)	$7,015

	Three Months Ended September 28, 2025
	Shares of Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, June 29, 2025	393,112,711	$3,335	$3,398	$(432)	$6,301
Adjustment to redeemable noncontrolling interests	—	(5)	—	—	(5)
Stock compensation expense	—	2	—	—	2
Dividends declared ($0.2500 per share)	—	—	(99)	—	(99)
Other	—	—	—	—	—
Comprehensive income attributable to Smithfield:
Net income	—	—	248	—	248
Other comprehensive income, net of tax	—	—	—	18	18
Balance, September 28, 2025	393,112,711	$3,333	$3,548	$(414)	$6,466

	Nine Months Ended September 27, 2026
	Shares of Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 28, 2025	393,112,711	$3,338	$3,776	$(314)	$6,801
Stock compensation expense	—	14	—	—	14
Settlement of stock options and restricted stock units	868,027	7	(1)	—	6
Withholding tax on settlement of restricted stock units	(179,912)	(4)	—	—	(4)
Adjustment to redeemable noncontrolling interests	—	(14)	—	—	(14)
Dividends declared ($0.9375 per share)	—	—	(371)	—	(371)
Comprehensive income attributable to Smithfield:
Net income	—	—	574	—	574
Other comprehensive income, net of tax	—	—	—	9	9
Balance, September 27, 2026	393,800,826	$3,341	$3,978	$(304)	$7,015

	Nine Months Ended September 28, 2025
	Shares of Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 29, 2024	380,069,232	$3,102	$3,184	$(452)	$5,834
Issuance of common stock	13,043,479	236	—	—	236
Stock compensation expense	—	6	—	—	6
Adjustment to redeemable noncontrolling interests	—	(6)	—	—	(6)
Dividends declared ($0.7500 per share)	—	—	(296)	—	(296)
Other	—	(6)	—	—	(6)
Comprehensive income attributable to Smithfield:
Net income	—	—	660	—	660
Other comprehensive income, net of tax	—	—	—	38	38
Balance, September 28, 2025	393,112,711	$3,333	$3,548	$(414)	$6,466
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
Our cash use is highest in the first quarter, primarily due to working capital needs related to payments to certain suppliers that are typically deferred in the third and fourth fiscal quarters.
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
Our elected fiscal year is the 52-week or 53-week period which ends on the Sunday nearest to December 31. Each of the third quarters of fiscal years 2026 and 2025, which ended on September 27, 2026 and September 28, 2025, respectively, consisted of 13 weeks. Each of the first nine months of fiscal years 2026 and 2025 consisted of 39 weeks.
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
Cash and Cash Equivalents
We maintain a cash management structure with one of our banking institutions that incorporates a master netting arrangement. This structure utilizes concentration accounts, automated sweep mechanisms and zero‑balance disbursement accounts to fund disbursements, such as payroll and accounts payable. All accounts under this structure are netted and presented in either cash and cash equivalents or accounts payable on the condensed consolidated balance sheet depending on whether the net balance is positive or in an overdraft position. As of September 27, 2026 and December 28, 2025, we had net overdraft balances of $13 million and $29 million, respectively, which were presented in accounts payable on the condensed consolidated balance sheets.
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
In December 2025, the FASB issued ASU 2025‑11 Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim reporting requirements and enhances consistency in disclosures. The update is effective for fiscal year 2028, including interim periods within that fiscal year, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows, as the amendments primarily clarify existing guidance.
In December 2025, the FASB issued ASU 2025‑12 Codification Improvements, which makes 33 incremental improvements to GAAP across a broad range of topics intended to address technical corrections, unintended application of the accounting standards codification, clarifications and other minor improvements. This update is effective for fiscal year 2027, including interim periods within that fiscal year, with early adoption permitted. We do not expect the adoption of this update to have a material impact on our financial position, results of operations or cash flows.
In May 2026, the FASB issued ASU 2026‑02 Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes recognition, measurement, presentation and disclosure requirements for environmental credits and environmental credit obligations. The update is effective for fiscal year 2028, including interim periods within that fiscal year, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.
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
Hog Production
The Hog Production segment consists of our hog production operations in the U.S., which produce and raise our hogs on numerous Company-owned farms and farms that are owned and operated by contract farmers. Nearly all of the hogs produced by this segment are processed by our Fresh Pork segment. The Hog Production segment also sells livestock feed and grains and provides transportation and other ancillary services to external customers. Approximately 60% of the Hog Production segment’s cost of goods sold is attributable to animal feed, which is derived primarily from corn and soybean meal.

The following tables provide certain financial information by reportable segment with a reconciliation to the consolidated totals.

	Three Months Ended September 27, 2026
	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Intersegment	Consolidated
	(in millions)
Sales	$1,982	$1,814	$691	$151	$—	$—	$(1,202)	$3,437
Cost of sales	1,653	1,867	649	150	—	7	(1,202)	3,124
Selling, general and administrative expenses	100	37	8	6	25	17	—	193
Operating gains	—	—	—	—	—	(7)	—	(7)
Operating profit (loss)	230	(89)	34	(5)	(25)	(18)	—	127
Interest expense, net						6		6
Non-operating losses						1		1
Income before income taxes								$120
Other segment data:
Depreciation and amortization	$34	$28	$13	$7	$—	$4	$—	$86
Capital expenditures	45	53	14	5	—	—	—	117

	Three Months Ended September 28, 2025
	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Intersegment	Consolidated
	(in millions)
Sales	$2,090	$2,185	$813	$131	$—	$—	$(1,473)	$3,747
Cost of sales	1,770	2,135	714	116	—	5	(1,473)	3,268
Selling, general and administrative expenses	95	40	10	5	24	5	—	178
Operating gains	—	—	—	—	—	(9)	—	(9)
Operating profit (loss)	226	10	89	10	(24)	(1)	—	310
Interest expense, net						11		11
Non-operating gains						(19)		(19)
Income before income taxes								$318
Other segment data:
Depreciation and amortization	$33	$27	$14	$7	$—	$1	$—	$82
Capital expenditures	41	30	14	3	1	—	—	88
________________
(1)Consists of our Mexico and Bioscience operations. Our Mexico operations raise hogs and produce and sell pork products, including pork products sourced from our Fresh Pork segment, primarily to customers in Mexico. Our Bioscience operations use raw materials from hogs that we harvest to manufacture heparin products, including an active pharmaceutical ingredient that mitigates the risk of blood clots.
(2)Represents general corporate expenses for management and administration of the business.
(3)We do not allocate certain items to our operating segments, such as litigation charges, exit and disposal costs, insurance recoveries, gains and losses on the sale of property, plant and equipment and other assets, accelerated depreciation, and employee termination benefits, among others.

	Nine Months Ended September 27, 2026
	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Intersegment	Consolidated
	(in millions)
Sales	$6,154	$5,834	$2,232	$478	$—	$—	$(3,761)	$10,937
Cost of sales	5,100	5,715	2,101	455	—	24	(3,761)	9,634
Selling, general and administrative expenses	284	116	27	19	78	39	—	564
Operating gains	—	—	—	—	—	(11)	—	(11)
Operating profit (loss)	770	3	103	4	(78)	(52)	—	750
Interest expense, net						22		22
Non-operating gains						(15)		(15)
Income before income taxes								$743
Other segment data:
Depreciation and amortization	$100	$84	$40	$21	$1	$9	$—	$255
Capital expenditures	123	110	33	8	7	—	—	281

	Nine Months Ended September 28, 2025
	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Intersegment	Consolidated
	(in millions)
Sales	$6,193	$6,299	$2,585	$355	$—	$—	$(4,129)	$11,304
Cost of sales	5,126	6,046	2,442	307	—	25	(4,129)	9,817
Selling, general and administrative expenses	275	125	31	17	79	116	—	643
Operating gains	—	—	—	—	—	(48)	—	(48)
Operating profit (loss)	792	127	112	32	(79)	(92)	—	892
Interest expense, net						33		33
Non-operating gains						(17)		(17)
Income before income taxes								$876
Other segment data:
Depreciation and amortization	$99	$82	$42	$20	$1	$4	$—	$248
Capital expenditures	119	77	38	7	6	—	—	246
________________
(1)Consists of our Mexico and Bioscience operations. Our Mexico operations raise hogs and produce and sell pork products, including pork products sourced from our Fresh Pork segment, primarily to customers in Mexico. Our Bioscience operations use raw materials from hogs that we harvest to manufacture heparin products, including an active pharmaceutical ingredient that mitigates the risk of blood clots.
(2)Represents general corporate expenses for management and administration of the business.
(3)We do not allocate certain items to our operating segments, such as litigation charges, exit and disposal costs, insurance recoveries, gains and losses on the sale of property, plant and equipment and other assets, accelerated depreciation, and employee termination benefits, among others.

The following tables disaggregate our sales to customers by reportable segment and by major distribution channel.

	Three Months Ended September 27, 2026
	Retail (1)	Foodservice (2)	Exports (3)	Industrial (4)	Other / Unallocated (5)	Total External Sales (6)	Intersegment	Consolidated
	(in millions)
Packaged Meats	$1,205	$644	$28	$103	$1	$1,981	$1	$1,982
Fresh Pork	458	73	316	261	1	1,108	707	1,814
Hog Production	—	—	—	—	197	197	494	691
Other (7)	—	—	—	—	151	151	—	151
Intersegment	—	—	—	—	—	—	(1,202)	(1,202)
Total	$1,663	$717	$343	$364	$350	$3,437	$—	$3,437

	Three Months Ended September 28, 2025
	Retail (1)	Foodservice (2)	Exports (3)	Industrial (4)	Other / Unallocated (5)	Total External Sales (6)	Intersegment	Consolidated
	(in millions)
Packaged Meats	$1,238	$719	$27	$102	$3	$2,090	$—	$2,090
Fresh Pork	506	71	414	284	1	1,275	910	2,185
Hog Production	—	—	—	—	251	251	562	813
Other (7)	—	—	—	—	131	131	—	131
Intersegment	—	—	—	—	—	—	(1,473)	(1,473)
Total	$1,744	$790	$442	$386	$386	$3,747	$—	$3,747
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
(6)Includes external sales from our Mexico operations of $146 million and $129 million for the third quarters of 2026 and 2025, respectively. All other external sales are sourced from our U.S. operations.
(7)Consists of our Mexico and Bioscience operations.

	Nine Months Ended September 27, 2026
	Retail (1)	Foodservice (2)	Exports (3)	Industrial (4)	Other / Unallocated (5)	Total External Sales (6)	Intersegment	Consolidated
	(in millions)
Packaged Meats	$3,820	$1,930	$71	$316	$15	$6,153	$1	$6,154
Fresh Pork	1,486	228	1,092	791	2	3,599	2,235	5,834
Hog Production	—	—	—	—	708	708	1,524	2,232
Other (7)	—	—	—	—	478	478	—	478
Intersegment	—	—	—	—	—	—	(3,761)	(3,761)
Total	$5,306	$2,159	$1,163	$1,107	$1,203	$10,937	$—	$10,937

	Nine Months Ended September 28, 2025
	Retail (1)	Foodservice (2)	Exports (3)	Industrial (4)	Other / Unallocated (5)	Total External Sales (6)	Intersegment	Consolidated
	(in millions)
Packaged Meats	$3,800	$1,994	$70	$317	$12	$6,193	$—	$6,193
Fresh Pork	1,523	202	1,246	816	5	3,792	2,507	6,299
Hog Production	—	—	—	—	965	965	1,621	2,585
Other (7)	—	—	—	—	355	355	1	355
Intersegment	—	—	—	—	—	—	(4,129)	(4,129)
Total	$5,323	$2,195	$1,317	$1,132	$1,336	$11,304	$—	$11,304
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
(6)Includes external sales from our Mexico operations of $466 million and $341 million for the first nine months of 2026 and 2025, respectively. All other external sales are sourced from our U.S. operations.
(7)Consists of our Mexico and Bioscience operations.
NOTE 3: ACQUISITION
Nathan’s Famous, Inc.
On October 26, 2026, we acquired Nathan’s Famous, Inc. (“Nathan’s”) for $441 million, including $18 million in transaction costs. Additionally, we assumed debt totaling $47 million (approximately $10 million net of cash acquired), which we repaid subsequent to the acquisition. The acquisition was funded using cash on hand.
Substantially all of the fair value of the gross assets acquired is concentrated in the Nathan’s Famous trade name. Therefore, the transaction will be accounted for as an asset acquisition in the fourth quarter of fiscal year 2026. As of the date of issuance of these condensed consolidated financial statements, the accounting for the acquisition, including the allocation of the purchase price to the acquired assets and assumed liabilities, has not been completed.
Prior to the acquisition, we held an exclusive license to manufacture, distribute, market and sell “Nathan’s Famous” branded hot dogs, sausages, corned beef and certain other ancillary products through retail outlets in the U.S. and Canada and Sam’s Clubs in Mexico. The license was scheduled to expire in March 2032.

NOTE 4: OPERATING GAINS AND NON-OPERATING (GAINS) LOSSES
The following table provides details of operating (gains) and non-operating (gains) losses.

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(in millions)
Operating gains:
Gains on disposal of assets (1)	$(7)	$(1)	$(9)	$(4)
Insurance recoveries (2)	—	(2)	—	(37)
Other operating gains (3)	(1)	(6)	(2)	(7)
Operating gains	$(7)	$(9)	$(11)	$(48)

Non-operating (gains) losses:
(Gains) losses on assets held in rabbi trusts (4)	$3	$(23)	$(10)	$(29)
Net pension and postretirement benefits cost (5)	—	4	1	13
Other non-operating gains	(2)	—	(6)	—
Non-operating (gains) losses	$1	$(19)	$(15)	$(17)
________________
(1)The third quarter and first nine months of 2026 include gains recognized in connection with the lease of hog production farms to contract growers for Murphy Family Farms LLC (“Murphy Family Farms”), which were accounted for as sales-type leases. Upon commencement of the leases, the underlying farm assets were derecognized from property, plant and equipment, and the resulting gains were recognized. See “Note 12: Leases” for further discussion.
(2)The first nine months of 2025 includes a gain related to the settlement of a claim against an insurance carrier for losses incurred in connection with past litigation and a gain recognized in the first quarter of 2025 in connection with a settlement of an insurance claim associated with property damage. See “Note 19: Regulation and Contingencies” for further discussion.
(3)The third quarter and first nine months of 2025 include a $6 million gain related to the settlement of a commercial dispute.
(4)Assets held in rabbi trusts are used to fund nonqualified defined benefit pension and deferred compensation plans. The third quarter and first nine months of 2025 include a $17 million gain for a one-time benefit on company-owned life insurance policies.
(5)Includes the components of net pension and postretirement benefits cost other than service cost, which is included in operating profit. These components consist of interest cost, expected return on plan assets, amortization of actuarial gains/losses and prior service costs/credits, and curtailment gains.
NOTE 5: RESTRUCTURING AND OPTIMIZATION
Hog Production Reform
On October 16, 2026, we entered into agreements with VisionAg Hog Production, LLC (“VisionAg”) pursuant to which we will sell approximately 40,000 sows and the associated commercial hog inventories located on certain Company-owned and contract farms in North Carolina to VisionAg, and assign certain contract grower agreements to VisionAg. The sale of sows will be financed through an interest-bearing note over a 30-month period. We also entered into a ten-year master lease agreement to lease the associated company-owned hog production facilities to a contract grower for VisionAg. These leases provide for annual base rent of approximately $1 million and include the option to purchase the leased properties during the lease term at predetermined prices. In addition, the parties amended existing supply, transportation, genetic material, and other commercial agreements to support the transition of the operations. We continue to maintain commercial relationships with VisionAg under these amended agreements, including a long-term market hog supply agreement. As a result of these agreements, we expect to produce approximately nine hundred thousand fewer hogs per year, which will be supplied by VisionAg.
Springfield, Massachusetts Facility
In October 2026, we exited our leased Springfield, Massachusetts dry sausage production facility and consolidated production across our network, including at our Nashville, Tennessee facility. The decision to close the Springfield facility was part of the Company’s ongoing efforts to optimize its manufacturing footprint and improve operational and cost efficiencies. During the third quarter and first nine months of 2026, we recognized $5 million and $11 million, respectively, in accelerated depreciation and amortization, employee termination benefits and other exit costs in cost of sales in the condensed consolidated statement of income. The lease terminates in March 2027 and we expect to recognize an additional $2 million in exit costs through the termination date.
Administrative Process Optimization
In the fourth quarter of 2025, we commenced an initiative to modernize and optimize certain of our administrative and transactional processes. As part of this initiative, we will employ new and advanced technologies, including artificial intelligence and robotic process automation, that will allow us to drive significant improvements in operational efficiency and productivity. As a result of this initiative, during the third quarter and first nine months of 2026, we recognized $3 million and $8 million, respectively, in restructuring costs in selling, general and administrative expenses (“SG&A”) in the condensed consolidated statement of income and anticipate additional one-time restructuring costs totaling approximately $3 million in the fourth quarter of fiscal year 2026.
Office Closures
In the second quarter of 2025, we announced a plan to close our satellite offices in Lisle, Illinois and Kansas City, Missouri and move work performed at those locations to our headquarters in Smithfield, Virginia. As a result, we estimated and accrued $4 million of employee termination benefit costs in SG&A in the condensed consolidated statement of income in the second quarter of 2025 for personnel who were not expected to relocate. Subsequent office closure costs were not material.
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
NOTE 7: ACCOUNTS RECEIVABLE
Accounts receivable, net is comprised of both receivables from contracts with customers and other receivables. Our receivables from contracts with customers totaled $955 million and $963 million as of September 27, 2026 and December 28, 2025, respectively.
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

NOTE 8: INVENTORIES
Inventories, net consist of the following:

	September 27, 2026	December 28, 2025
	(in millions)
Fresh and packaged meats	$1,369	$1,114
Livestock	743	715
Grain	172	241
Manufacturing supplies	127	118
Maintenance parts	117	107
Other	16	32
Inventories, net	$2,543	$2,328
NOTE 9: INVESTMENTS IN DEBT SECURITIES
As of September 27, 2026, we held $503 million of U.S. Treasury bills classified as held-to-maturity debt securities, of which $418 million was included in cash and cash equivalents and $85 million was included in prepaid expenses and other current assets in the condensed consolidated balance sheet. As of December 28, 2025, we held $414 million of U.S. Treasury bills classified as held-to-maturity debt securities, all of which was included in cash and cash equivalents in the condensed consolidated balance sheet. These securities mature within one year and are carried at amortized cost. The estimated fair value of the securities approximated amortized cost as of September 27, 2026 and December 28, 2025.
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
Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counterparty agreements. Additionally, certain of our derivative contracts contain credit risk-related contingent features, which would require us to post additional cash collateral to cover net losses on open derivative instruments if our credit rating were sufficiently downgraded. As of September 27, 2026, the net liability position of our open derivative instruments subject to credit risk-related contingent features was not material.
The size and mix of our derivative portfolio vary from time to time based upon our analysis of current and future market conditions. The following table presents the fair values of our open derivative financial instruments on a gross basis.

	Assets		Liabilities
	September 27, 2026	December 28, 2025	September 27, 2026	December 28, 2025
	(in millions)
Derivatives using the “hedge accounting” method:
Commodity contracts	$44	$26	$39	$2
Derivatives using the “mark-to-market” method:
Commodity contracts	5	2	5	1
Total fair value of derivative instruments	$49	$28	$45	$3

The following tables reconcile the gross amounts of derivative assets and liabilities to the net amounts presented in our condensed consolidated balance sheets and the related effects of cash collateral under netting arrangements that provide a legal right of offset of assets and liabilities.

	September 27, 2026
	Gross Amount of Derivative Assets/ Liabilities	Netting of Derivative Assets/ Liabilities	Net Derivative Assets/Liabilities	Netting of Derivative and Cash Collateral	Net Amount Presented in the Condensed Consolidated Balance Sheet (1)
	(in millions)
Assets:
Commodity contracts	$49	$(19)	$29	$5	$34
Liabilities:
Commodity contracts	$44	$(19)	$25	$(25)	$1
Foreign exchange contracts	—	—	—	—	—
Total	$45	$(19)	$25	$(24)	$1

________________
(1)Net assets are recorded in prepaid expenses and other current assets. Net liabilities are recorded in accrued expenses and other current liabilities. These balances include $9 million in excess collateral paid to and held by our brokers, which represents initial margin that exceeded the value of related open derivative positions.

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
Hedge Accounting Method
Cash Flow Hedges
We enter into derivative instruments, such as futures, swaps and options contracts, to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with the forecasted sale of fresh pork and the forecasted purchase of grains, hogs, and energy. In addition, we enter into interest rate swaps to manage our exposure to changes in interest rates associated with our variable interest rate debt and the forecasted issuance of fixed rate debt. Lastly, we enter into foreign exchange contracts to manage our exposure to the variability in expected future cash flows attributable to changes in foreign exchange rates associated with the forecasted purchase or sale of assets denominated in foreign currencies. As of September 27, 2026, substantially all of our commodity-related cash flow hedges were for transactions forecasted through December 2026.
As of September 27, 2026, the notional volumes associated with open derivative instruments designated in cash flow hedging relationships were as follows:

	Volume	Metric
Lean hogs	314,329,000	Pounds
Corn	31,494,000	Bushels
Natural Gas	1,620,000	Million BTU
Diesel	252,000	Gallons
Soybean meal	137,000	Tons

The following tables present the effects on our condensed consolidated financial statements of pre-tax gains and losses on derivative instruments designated in cash flow hedging relationships for the periods indicated:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Derivative		Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	Three Months Ended		Three Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(in millions)
Commodity contracts	$18	$(33)	$16	$(38)

	Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Derivative		Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	Nine Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(in millions)
Commodity contracts	$40	$(71)	$50	$(51)
Interest rate swaps	—	—	(1)	(1)
Total	$40	$(71)	$49	$(52)

Deferred gains on closed derivative contracts included in accumulated other comprehensive loss as of September 27, 2026 were not material. We are unable to estimate the amount of deferred gains or losses related to open derivative contracts to be reclassified into earnings within the next twelve months as their values are subject to change.

Fair Value Hedges
We enter into derivative instruments (primarily futures contracts) that are designed to hedge changes in the fair value of firm commitments to buy grains and hogs. As of September 27, 2026, the notional volumes associated with open derivative instruments designated in fair value hedging relationships were as follows:

	Volume	Metric
Lean hogs	14,760,000	Pounds
Corn	4,445,000	Bushels
Soybeans	3,235,000	Bushels
The carrying value of hedged firm commitments designated in fair value hedge relationships as of September 27, 2026 and December 28, 2025, which is classified in accrued expenses and other current liabilities on the condensed consolidated balance sheet, were not material. When the underlying inventories are acquired, the hedge relationship is discontinued and the fair value hedge adjustment is reclassified to inventories. As of September 27, 2026 and December 28, 2025, the amounts of fair value hedge gains remaining in inventories for which hedge accounting has been discontinued were not material.
Mark-to-Market Method
As of September 27, 2026, the notional volumes associated with open derivative instruments using the “mark-to-market” method were as follows:

	Volume	Metric
Commodity contracts:
Lean hogs	88,686,000	Pounds
Corn	17,652,000	Bushels
Soybeans	240,000	Bushels
Soybean meal	238,000	Tons
Wheat	200,000	Bushels
Diesel	84,000	Gallons
Natural gas	54,000	Million BTU
Foreign currency contracts	36,347,465	U.S. Dollars

Derivative Impact on the Condensed Consolidated Statements of Income
The following table presents the effect of derivatives on the condensed consolidated statements of income for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(in millions)
Sales:
Cash flow hedging—commodity contracts	$20	$(39)	$45	$(53)
Mark-to-market—commodity contracts	(1)	2	2	(11)
Total derivative gain (loss) recognized in sales	19	(37)	47	(65)

Cost of sales:
Cash flow hedging—commodity contracts	(4)	1	5	2

Fair value hedging—commodity contracts:
Change in fair value of derivatives	(12)	(7)	(5)	(20)
Change in fair value of related hedged items	12	7	5	20
Gain (loss) on closed derivatives (1)	1	(4)	4	(4)

Mark-to-market—commodity contracts	5	7	(2)	15
Total derivative gain recognized in cost of sales	2	4	8	12

Selling, general and administrative expenses:
Mark-to-market—foreign currency contracts	—	1	1	(1)

Interest expense:
Cash flow hedging—interest rate contracts	—	—	(1)	(1)

Total derivative gain (loss)	$21	$(33)	$54	$(54)
________________
(1)Represents the amount of fair value hedge adjustment applied to the carrying amount of hedged assets that is recognized in cost of sales as the underlying hedged assets are relieved from inventories and charged to cost of sales.
NOTE 11: DEBT
On October 14, 2026, we entered into a $600 million senior unsecured delayed draw term loan facility (“Term Loan”). The Term Loan bears interest at a variable rate based on the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin and matures three years from the funding date, which will occur prior to December 23, 2026. The Term Loan’s financial covenants are consistent with our existing senior unsecured revolving credit facility. We will use the proceeds from the Term Loan to repurchase the outstanding $600 million aggregate principal amount of our senior unsecured notes due February 2027. In connection with entering into the Term Loan, we incurred approximately $1 million of debt issuance costs, which will be amortized into interest expense over the three-year term of the Term Loan upon funding the loan.
NOTE 12: LEASES
During the second quarter of 2026, we entered into two master lease agreements to lease 18 hog production farms to contract growers for Murphy Family Farms. The lease of 13 farms under these agreements commenced during the first nine months of 2026, with the lease of the remaining 5 farms to commence in the fourth quarter of 2026. The leases have terms of 10 years with aggregate expected payments totaling $79 million, which includes amounts associated with purchase options that are reasonably certain to be exercised.
We accounted for the lease of the 13 farms that commenced during the first nine months of 2026 as sales-type leases. Accordingly, we derecognized the underlying farm assets, previously classified within property, plant and equipment on the condensed consolidated balance sheet, and recognized a $37 million net investment in leased assets, classified within other assets on the condensed consolidated balance sheet. We recognized gains on the sale of these assets of $4 million and $5 million during the third quarter and first nine months of 2026, respectively, in operating gains in the condensed consolidated statements of income.
NOTE 13: INCOME TAXES
Our effective tax rate increased to 24.8% for the third quarter of 2026 from 22.2% for the same period in 2025, primarily due to tax settlements recognized in the third quarter of 2026, partially offset by a favorable adjustment resulting from the completion of our prior-year tax return. Our effective tax rate decreased to 22.2% for the first nine months of 2026 from 23.4% for the first nine months of 2025, primarily due to changes in the amount of deductible compensation for certain officers and the favorable adjustment resulting from the completion of our prior-year tax return recognized in the third quarter of 2026.
NOTE 14: PENSION AND OTHER RETIREMENT PLANS
The following table presents the components of the net periodic pension cost for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(in millions)
Interest cost	$25	$25	$75	$76
Amortization	5	5	15	16
Service cost	3	3	9	9
Expected return on plan assets	(30)	(26)	(89)	(79)
Net periodic pension cost	$3	$7	$10	$21

The components of net periodic pension cost other than service cost, which is included in operating profit, are included in non-operating (gains) losses in the condensed consolidated statements of income.

NOTE 15: REDEEMABLE NONCONTROLLING INTERESTS
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

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(in millions)
Beginning balance	$311	$245	$264	$225
Adjustment to redemption value (1)	(39)	5	14	6
Attribution of net income	1	4	6	7
Attribution of other comprehensive income (loss), net of tax	(1)	5	4	21
Dividends declared	—	(1)	(15)	(1)
Ending balance	$272	$257	$272	$257
_______________
(1)See “Note 18: Fair Value Measurements” for further discussion.
NOTE 16: EQUITY
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
Stock-Based Compensation
In connection with our IPO, we adopted the Smithfield Foods, Inc. Omnibus Incentive Plan, under which we may grant equity-based incentives to eligible employees, non-employees and consultants. As of September 27, 2026, there were 6,376,089 shares available for grant under this plan.
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
We recognized stock-based compensation expense totaling $5 million and $2 million in the third quarters of 2026 and 2025, respectively, and $14 million and $6 million in the first nine months of 2026 and 2025, respectively. Unrecognized compensation expense totaled $48 million as of September 27, 2026, which is expected to be recognized on a straight-line basis over the weighted average remaining vesting period of 2.6 years. No compensation expense was recognized for stock options and RSUs granted to directors and employees of WH Group. Such awards are accounted for as dividends upon settlement of the shares based on the grant-date fair value.

Accumulated Other Comprehensive Loss
The following tables present the beginning and ending balances of accumulated other comprehensive income (loss) by component.

	Three Months Ended September 27, 2026
	Foreign Currency Translation	Pension Accounting	Hedge Accounting	Accumulated Other Comprehensive Loss
	(in millions)
Balance, June 28, 2026	$53	$(361)	$4	$(304)
Other comprehensive income (loss), net of tax	(4)	4	1	—
Balance, September 27, 2026	$48	$(358)	$5	$(304)

	Three Months Ended September 28, 2025
	Foreign Currency Translation	Pension Accounting	Hedge Accounting	Accumulated Other Comprehensive Loss
	(in millions)
Balance, June 29, 2025	$21	$(410)	$(43)	$(432)
Other comprehensive income, net of tax	10	4	4	18
Balance, September 28, 2025	$32	$(406)	$(40)	$(414)

	Nine Months Ended September 27, 2026
	Foreign Currency Translation	Pension Accounting	Hedge Accounting	Accumulated Other Comprehensive Loss
	(in millions)
Balance, December 28, 2025	$42	$(369)	$13	$(314)
Other comprehensive income (loss), net of tax	6	11	(7)	9
Balance, September 27, 2026	$48	$(358)	$5	$(304)

	Nine Months Ended September 28, 2025
	Foreign Currency Translation	Pension Accounting	Hedge Accounting	Accumulated Other Comprehensive Loss
	(in millions)
Balance, December 30, 2024	$(8)	$(418)	$(26)	$(452)
Other comprehensive income (loss), net of tax	40	11	(14)	38
Balance, September 28, 2025	$32	$(406)	$(40)	$(414)

Other Comprehensive Income (Loss)
The following tables present the details of other comprehensive income (loss).

	Three Months Ended
	September 27, 2026			September 28, 2025
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
	(in millions)
Foreign currency translation:
Translation gains (losses) (1)	$(6)	$—	$(6)	$15	$—	$15
Retirement benefits:
Amortization of actuarial losses and prior service credits reclassified to non-operating (gains) losses	5	(1)	4	5	(1)	4
Derivatives:
Gains (losses) arising during the period	18	(4)	13	(33)	8	(24)
(Gains) losses reclassified to sales	(20)	5	(15)	39	(10)	29
(Gains) losses reclassified to cost of sales	4	(1)	3	(1)	—	(1)
Total other comprehensive income (loss)	$1	$(2)	$(1)	$26	$(3)	$23
Other comprehensive income (loss) attributable to noncontrolling interest	(1)	—	(1)	6	—	5
Other comprehensive income attributable to Smithfield	$2	$(2)	$—	$20	$(2)	$18
________________
(1)We consider the earnings in our non-U.S. subsidiaries to be indefinitely reinvested, and accordingly, record no deferred income taxes on such amounts. The third quarter of 2026 included $2 million of translation losses and $1 million of derivative gains attributable to NCI. The third quarter of 2025 included $5 million of translation gains attributable to NCI. These amounts are included in redeemable NCI on the condensed consolidated balance sheets.

	Nine Months Ended
	September 27, 2026			September 28, 2025
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
	(in millions)
Foreign currency translation:
Translation gains (1)	$9	$—	$9	$61	$—	$61
Retirement benefits:
Amortization of actuarial losses and prior service credits reclassified to non-operating (gains) losses	14	(3)	11	15	(4)	11
Derivatives:
Gains (losses) arising during the period	40	(10)	30	(71)	18	(53)
(Gains) losses reclassified to sales	(45)	11	(34)	53	(14)	39
Gains reclassified to cost of sales	(5)	1	(4)	(2)	1	(1)
Losses reclassified to interest expense	1	—	1	1	—	1
Total other comprehensive income	$14	$(1)	$13	$57	$1	$58
Other comprehensive income attributable to noncontrolling interest	4	—	4	20	—	21
Other comprehensive income attributable to Smithfield	$10	$(1)	$9	$37	$1	$38
________________
(1)We consider the earnings in our non-U.S. subsidiaries to be indefinitely reinvested, and accordingly, record no deferred income taxes on such amounts. The first nine months of 2026 included $3 million of translation gains and $1 million of derivative gains attributable to NCI. The first nine months of 2025 included $21 million of translation gains attributable to NCI. These amounts are included in redeemable NCI on the condensed consolidated balance sheets.

NOTE 17: EARNINGS PER SHARE
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
The following table provides the weighted-average shares used in the denominator for those computations.

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Basic weighted-average shares outstanding	393,779,563	393,112,711	393,538,127	391,679,362
Add: Dilutive effect of stock options and RSUs	1,126,225	1,481,324	1,686,470	628,226
Diluted weighted-average shares outstanding (1)	394,905,788	394,594,035	395,224,597	392,307,588
__________________
(1)Stock options and RSUs totaling 2,554,324 for the third quarter of 2026 and 1,801,413 and 6,819,292 for the first nine months of 2026 and 2025, respectively, were excluded from the computation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive. No stock options or RSUs were excluded from the computation for the third quarter of 2025.
NOTE 18: FAIR VALUE MEASUREMENTS
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

	September 27, 2026				December 28, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Money market funds (1)	$254	$—	$—	$254	$676	$—	$—	$676
Exchange traded funds (2)	147	—	—	147	135	—	—	135
Mutual funds (2) (3)	59	—	—	72	71	—	—	78
Commodity derivative contracts	24	24	1	49	26	2	—	28
TPG Rise Climate, L.P. investment fund (3) (4)	—	—	—	23	—	—	—	22
Total	$485	$24	$1	$546	$908	$2	$—	$938

Liabilities:
Commodity derivative contracts	$41	$4	$—	$44	$3	$—	$—	$3
Foreign exchange contracts	—	—	—	—	—	—	—	—
Total	$41	$4	$—	$45	$3	$1	$—	$3
__________________
(1)Money market funds are short-term investments classified in cash and cash equivalents on the condensed consolidated balance sheets.
(2)Exchange traded funds and mutual funds are held in rabbi trusts to fund nonqualified defined benefit pension and deferred compensation plans. These assets are restricted to satisfy our liabilities for these plans and are subject to the claims of our general creditors in the event of insolvency. These trusts are VIEs and are included in our condensed consolidated financial statements. These assets are classified in other assets on the condensed consolidated balance sheets except for the amount of participant distributions scheduled to occur within twelve months of the balance sheet dates, which are classified in prepaid expenses and other current assets.
(3)Funds that are not publicly traded are estimated at fair value using the net asset value (“NAV”) per share of the investment as a practical expedient and are not categorized in the fair value hierarchy. Therefore, the sum of the values categorized in the fair value hierarchy above do not agree to the total.
(4)The TPG Rise Climate, L.P. investment fund (“TPG fund”) is classified in other assets on the condensed consolidated balance sheets. As of September 27, 2026 and December 28, 2025, our unfunded commitment to the TPG fund was $5 million. The TPG fund returns capital through periodic distributions, which are made at the discretion of the fund. The TPG fund has a termination date of December 31, 2034 with no redemption rights prior to termination, and any remaining capital is returned at the end of the term through asset sales or final distributions.

The following are descriptions of the valuation methodologies and key inputs used to measure financial assets and liabilities recorded at fair value on a recurring basis:
•Money market funds—Money market funds consist of short-term investment funds measured at fair value on a recurring basis and classified as Level 1 within the fair value hierarchy. The fair value of investments included in this category is based on quoted prices for identical instruments in active markets.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. During the first nine months of 2026 and 2025, we had no significant assets or liabilities that were measured and recorded at fair value on a nonrecurring basis after initial recognition.
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

Unobservable Inputs	September 27, 2026		December 28, 2025
Weighted-average cost of capital	10.5%		10.0%
Growth rate	3%		3%
EBITDA multiple	9.25	x	8.75	x
Control premium	25%		25%
Other Financial Instruments
We determine the fair value of fixed-rate debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates. The following table presents the fair value and carrying value of total debt.

	September 27, 2026		December 28, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Total debt	$1,866	$1,989	$1,909	$1,986
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
Concentrations of credit risk with respect to accounts and notes receivable are limited due to our large number of customers. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. As of September 27, 2026, 19.7% and 12.9% of our accounts receivable balance was due from Murphy Family Farms and Walmart Inc. (including its subsidiary Sam’s West, Inc.), respectively. No other single customer or customer group represented 10% or greater of our accounts receivable. Additionally, as of September 27, 2026, we had a $30 million note receivable due from Murphy Family Farms, which is secured by breeding stock and inventories owned by Murphy Family Farms. We have agreements to purchase approximately 3.2 million market hogs annually from Murphy Family Farms, which further mitigates our exposure to potential credit risk.
Our derivative counterparties primarily consist of financial institutions that are investment grade. A portion of our financial instruments are exchange traded derivative contracts held with brokers and counterparties with whom we maintain margin accounts that are settled on a daily basis, thereby limiting our credit exposure to non-exchange traded derivatives. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. As of September 27, 2026, we had gross credit exposure of $20 million on non-exchange traded derivative contracts. After taking into account the effect of netting arrangements, we had $17 million in credit exposure on non-exchange traded derivative contracts.
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
As of September 27, 2026 and December 28, 2025, we had contingent liabilities related to litigation matters, including those described below, totaling $159 million and $149 million, respectively, classified in accrued expenses and other current liabilities on the condensed consolidated balance sheets. During the third quarter and first nine months of 2026, we recorded litigation-related charges of $13 million. During the first nine months of 2025, we recorded litigation-related charges of $80 million, with no charges recorded during the third quarter of 2025. These charges, including those related to the matters described below, were recorded in SG&A in the condensed consolidated statements of income. These matters will not affect our profits or losses in future periods unless our accruals prove to be insufficient or excessive. It is reasonably possible that a change in our estimates may occur in the near term and that our accruals could be insufficient. We are unable to estimate the amount of possible loss in excess of our accruals, which could be material. Additionally, legal expenses incurred in our and our subsidiaries’ defense of these claims and any payments made to plaintiffs through unfavorable verdicts or otherwise could negatively impact our cash flows and our liquidity position.

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
On April 5, 2024, the non-settled defendants moved to dismiss the amended complaint. On March 26, 2025, the court granted in part defendants’ motion to dismiss the amended complaint and held that certain of plaintiffs’ new allegations are barred by the statute of limitations. We filed our answers to the amended complaint on May 9, 2025. The parties then commenced discovery. As of December 2025, all defendants other than Smithfield had settled.
In August 2026, Smithfield Foods, Inc. and Smithfield Packaged Meats Corp. received civil investigative demands from the Antitrust Division of the Department of Justice seeking information related to this antitrust litigation.
Under an agreement dated September 28, 2026, the Company agreed to settle all putative class claims for a single payment of $9 million. The terms of the settlement are subject to court approval following notice to putative class members.
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
Overview
Smithfield Foods, Inc., together with its subsidiaries (“Smithfield,” “the Company,” “we,” “us” or “our”) is an American food company that employs approximately 31,000 people in the United States (“U.S.”) and 2,500 people in Mexico. We boast a portfolio of high-quality, iconic brands, such as Smithfield®, Eckrich® and Nathan’s Famous®, among many others. We are an indirect, majority-owned subsidiary of Hong Kong-based WH Group Limited (“WH Group”).
Our elected fiscal year is the 52-week or 53-week period which ends on the Sunday nearest to December 31. Each of the third quarters of fiscal years 2026 and 2025, which ended on September 27, 2026 and September 28, 2025, respectively, consisted of 13 weeks. Each of the first nine months of fiscal years 2026 and 2025 consisted of 39 weeks.
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

Approximately 60% of the Hog Production segment’s cost of goods sold is from animal feed, which is derived primarily from corn and soybean meal.
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
In our Fresh Pork segment, the primary drivers of external sales are global demand for pork, our ability to maximize the value of each hog and our ability to leverage our different end markets including retail, foodservice, industrial and export channels. Through ongoing product innovation, we seek to appeal to ever-changing consumer preferences, including demand for convenience and smaller portion sizes as well as expanded interests in new and varied flavors. We also seek to increase the value of raw materials through whole-hog utilization and by appealing to differentiated, global tastes and preferences. We leverage multiple sales channels to optimize profitability, including value-added retail, export markets, industrial, pharmaceutical and pet foods.
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
Tariffs
We export our products to over 30 countries, including China. Those exports primarily consist of fresh pork products. During the first nine months of 2026, our export sales into China accounted for approximately 2% of our total sales. As of September 27, 2026, products we export to China faced tariffs that ranged from 25% to 47%, with most products subject to 47% tariff rates.
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
As of September 27, 2026 and December 28, 2025, we had contingent liabilities related to litigation matters totaling $159 million and $149 million, respectively, classified in accrued expenses and other current liabilities on the condensed consolidated balance sheets. During the third quarter and first nine months of 2026, we recorded litigation-related charges of $13 million. During the first nine months of 2025, we recorded litigation-related charges of $80 million, with no charges recorded during the third quarter of 2025. These charges were recorded in selling, general and administrative expenses (“SG&A”) in the condensed consolidated statements of income. These matters will not affect our profits or losses in future periods unless our accruals prove to be insufficient or excessive. It is reasonably possible that a change in our estimates may occur in the near term and that our accruals could be insufficient. We are unable to estimate the amount of possible loss in excess of our accruals, which could be material. Additionally, legal expenses incurred in our and our subsidiaries’ defense of these claims and any payments made to plaintiffs through unfavorable verdicts or otherwise could negatively impact our cash flows and our liquidity position.
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
One Big Beautiful Bill
On July 4, 2025, the Tax Relief for American Families and Workers Act of 2025 (commonly known as the “One Big Beautiful Bill” or “OBBB”) was signed into law. This comprehensive legislation made several significant changes to federal tax law, including:
•Permanently reinstating 100% bonus depreciation and adding 100% bonus deprecation for real property placed in service after January 19, 2025 and used in production activity
•Permanently reinstating the immediate expensing of research and development (“R&D”) in the U.S for years 2022 and beyond
•Permanently restoring the earnings before interest, taxes, depreciation and amortization (“EBITDA”)-based limitations for interest deduction under the IRS Tax Code.
In the third quarter of 2025, following the enactment of the OBBB, we reclassified approximately $77 million of deferred tax assets related to R&D capitalization to prepaid expenses and other current assets.
Sioux Falls Plant Construction
On February 16, 2026, we announced that we had initiated the approval process to construct a new state-of-the-art combined fresh pork and packaged meats processing facility in Sioux Falls, South Dakota, which would replace our existing 117-year-old facility. Our preliminary estimate of the proposed investment is up to $1.3 billion. This investment is contingent on approval by the Company’s board of directors as well as permitting and other regulatory approvals. If approved, construction is anticipated to begin in the first half of 2027 with production estimated to commence by the end of 2028. Additionally, if the project moves forward, we plan to accelerate depreciation and may incur other incremental costs related to closing the existing plant, which are currently under evaluation.
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
Nathan’s Famous, Inc. Acquisition
On October 26, 2026, we acquired Nathan’s Famous, Inc. (“Nathan’s”) for $441 million, including $18 million in transaction costs. Additionally, we assumed debt totaling $47 million (approximately $10 million net of cash acquired), which we repaid subsequent to the acquisition. The acquisition was funded using cash on hand.
Substantially all of the fair value of the gross assets acquired is concentrated in the Nathan’s Famous trade name. Therefore, the transaction will be accounted for as an asset acquisition in the fourth quarter of fiscal year 2026. As of the date of issuance of these condensed consolidated financial statements, the accounting for the acquisition, including the allocation of the purchase price to the acquired assets and assumed liabilities, has not been completed.
From March 2014 until the acquisition date, we held an exclusive license to manufacture, distribute, market and sell “Nathan’s Famous” branded hot dogs, sausages, corned beef and certain other ancillary products through retail outlets in the U.S. and Canada and Sam’s Clubs in Mexico. The license was scheduled to expire in March 2032.
Restructuring and Optimization
Springfield, Massachusetts Facility
In October 2026, we exited our leased Springfield, Massachusetts dry sausage production facility and consolidated production across our network, including at our Nashville, Tennessee facility. The decision to close the Springfield facility was part of the Company’s ongoing efforts to optimize its manufacturing footprint and improve operational and cost efficiencies. During the third quarter and first nine months of 2026, we recognized $5 million and $11 million, respectively, in accelerated depreciation and amortization, employee termination benefits and other exit costs in cost of sales in the condensed consolidated statement of income. The lease terminates in March 2027 and we expect to recognize an additional $2 million in exit costs through the termination date.
Elizabeth, New Jersey Facility
On June 30, 2025, we exited our leased Elizabeth, New Jersey facility, a small specialty dry sausage production facility, and consolidated production across our network. Costs associated with closing the plant primarily include equipment that we disposed of prior to the end of the asset’s useful life. The charges associated with the closing were not material.
Administrative Process Optimization
In the fourth quarter of 2025, we commenced an initiative to modernize and optimize certain of our administrative and transactional processes. As part of this initiative, we will employ new and advanced technologies, including artificial intelligence and robotic process automation, that will allow us to drive significant improvements in operational efficiency and productivity. As a result of this initiative, during the third quarter and first nine months of 2026, we recognized $3 million and $8 million, respectively, in restructuring costs in SG&A in the condensed consolidated statement of income and anticipate additional one-time restructuring costs totaling approximately $3 million in the fourth quarter of fiscal year 2026.
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
On October 16, 2026, we entered into agreements with VisionAg Hog Production, LLC (“VisionAg”) pursuant to which we will sell approximately 40,000 sows and the associated commercial hog inventories located on certain Company-owned and contract farms in North Carolina to VisionAg, and assign certain contract grower agreements to VisionAg. The sale of sows will be financed through an interest-bearing note over a 30-month period. We also entered into a ten-year master lease agreement to lease the associated company-owned hog production facilities to a contract grower for VisionAg. These leases provide for annual base rent of approximately $1 million and include the option to purchase the leased properties during the lease term at predetermined prices. In addition, the parties amended existing supply, transportation, genetic material, and other commercial agreements to support the transition of the operations. We continue to maintain commercial relationships with VisionAg under these amended agreements, including a long-term market hog supply agreement. As a result of these agreements, we expect to produce approximately nine hundred thousand fewer hogs per year, which will be supplied by VisionAg
Following this transaction, Murphy Family Farms and VisionAg will supply us with approximately 4.8 million hogs annually. We continue to supply animal feed and other supplies and provide certain support services to Murphy Family Farms and VisionAg.

Results of Operations
Consolidated Results

	Three Months Ended				Nine Months Ended
	September 27, 2026	September 28, 2025	$ Change	% Change	September 27, 2026	September 28, 2025	$ Change	% Change
	(in millions)				(in millions)
Sales	$3,437	$3,747	$(310)	(8.3)%	$10,937	$11,304	$(367)	(3.2)%
Cost of sales	3,124	3,268	(144)	(4.4)%	9,634	9,817	(183)	(1.9)%
Gross profit	313	479	(166)	(34.6)%	1,303	1,487	(184)	(12.4)%
Selling, general and administrative expenses	193	178	16	8.8%	564	643	(79)	(12.3)%
Operating gains	(7)	(9)	2	(22.3)%	(11)	(48)	37	(76.9)%
Operating profit	127	310	(184)	(59.1)%	750	892	(142)	(16.0)%
Interest expense, net	6	11	(5)	(47.1)%	22	33	(11)	(33.3)%
Non-operating (gains) losses	1	(19)	20	NM	(15)	(17)	2	(11.8)%
Income before income taxes	120	318	(198)	(62.3)%	743	876	(133)	(15.2)%
Income tax expense	30	71	(41)	(57.9)%	165	205	(39)	(19.3)%
(Income) loss from equity method investments	—	(4)	4	(96.4)%	(2)	4	(6)	NM
Net income	91	252	(161)	(64.1)%	579	667	(88)	(13.2)%
Net income attributable to noncontrolling interests	1	4	(3)	(72.7)%	6	7	(2)	(23.7)%
Net income attributable to Smithfield	$89	$248	$(159)	(63.9)%	$574	$660	$(86)	(13.1)%
Operating Profit (Loss) and Operating Profit Margin by Segment

	Three Months Ended					Nine Months Ended
	September 27, 2026	September 28, 2025	Change		% Change	September 27, 2026	September 28, 2025	Change		% Change
	(in millions, except percentages and basis points)					(in millions, except percentages and basis points)
Operating profit (loss):
Packaged Meats	$230	$226	$4		1.9%	$770	$792	$(23)		(2.8)%
Fresh Pork	(89)	10	(100)		NM	3	127	(124)		(97.6)%
Hog Production	34	89	(55)		(61.3)%	103	112	(9)		(8.2)%
Other	(5)	10	(15)		NM	4	32	(27)		(85.8)%
Corporate expenses	(25)	(24)	(2)		(6.6)%	(78)	(79)	1		0.8%
Unallocated (1)	(18)	(1)	(17)		NM	(52)	(92)	40		43.2%
Operating profit	$127	$310	$(184)		(59.1)%	$750	$892	$(142)		(16.0)%

Operating profit (loss) margin:
Packaged Meats	11.6%	10.8%	80	bps		12.5%	12.8%	(28)	bps
Fresh Pork	(4.9)%	0.5%	(539)	bps		0.1%	2.0%	(197)	bps
Hog Production	5.0%	10.9%	(596)	bps		4.6%	4.3%	27	bps
Other	(3.3)%	7.7%	(1,100)	bps		0.9%	8.9%	(796)	bps
Consolidated	3.7%	8.3%	(459)	bps		6.9%	7.9%	(104)	bps
________________
(1)    We do not allocate certain items to our operating segments such as litigation charges, exit and disposal costs, insurance recoveries, gains and losses on the sale of property, plant and equipment and other assets, accelerated depreciation, and employee termination benefits, among others.

Results of Operations Analysis
The following discussion provides an analysis of our results of operations for the third quarter of 2026 compared to the third quarter of 2025 and for the first nine months of 2026 compared to the first nine months of 2025.
Sales

	Three Months Ended				Nine Months Ended
	September 27, 2026	September 28, 2025	$ Change	% Change	September 27, 2026	September 28, 2025	$ Change	% Change
	(in millions)				(in millions)
Sales by segment:
Packaged Meats	$1,982	$2,090	$(108)	(5.2)%	$6,154	$6,193	$(39)	(0.6)%
Fresh Pork	1,814	2,185	(371)	(17.0)%	5,834	6,299	(465)	(7.4)%
Hog Production	691	813	(122)	(15.0)%	2,232	2,585	(353)	(13.7)%
Other	151	131	20	15.2%	478	355	123	34.5%
Total segment sales	4,639	5,220	(581)	(11.1)%	14,698	15,433	(735)	(4.8)%
Inter-segment sales eliminations:
Packaged Meats	(1)	—	(1)	NM	(1)	—	(1)	NM
Fresh Pork	(707)	(910)	204	(22.4)%	(2,235)	(2,507)	272	(10.9)%
Hog Production	(494)	(562)	68	(12.2)%	(1,524)	(1,621)	97	(6.0)%
Total inter-segment sales eliminations	(1,202)	(1,473)	271	(18.4)%	(3,761)	(4,129)	368	(8.9)%
Consolidated sales	$3,437	$3,747	$(310)	(8.3)%	$10,937	$11,304	$(367)	(3.2)%
Third Quarter – 2026 vs. 2025
Packaged Meats. Segment sales decreased by $108 million, or 5.2%, primarily attributable to a 5.3% decrease in our average sales price, which was largely driven by lower raw material costs, which translated into lower sales prices of our packaged meats products. Sales volume increased slightly year-over-year.
Fresh Pork. Segment sales decreased by $371 million, or 17.0%, driven by an 11.4% decrease in our average sales price and a 6.3% decrease in sales volume due to softer domestic consumer demand and a global oversupply of pork. The decrease in our average sales price outperformed the 15.3% decrease in the fresh pork cut-out values reported by the USDA, which averaged $0.97 per pound in the third quarter of 2026.
Hog Production. Segment sales decreased by $122 million, or 15.0%, driven by the following factors, which more than offset an approximately 40,000, or 1.3%, increase in the number of market hogs sold:
•A 5.2% decrease in our average market hog sales price, inclusive of the effects of hedging, driven by a 14.5% decrease, year-over-year, in the lean hog price index published by the Chicago Mercantile Exchange ("CME").
•A decrease of approximately $74 million in sales to Murphy Family Farms and VisionAg, primarily driven by the initial sale of commercial hog inventories in the prior year in connection with the formation of these entities.
•A decrease of approximately $12 million in grain sales to other third parties.
•An $11 million decrease in breeding stock sales.
Other. Segment sales increased by $20 million, or 15.2%, primarily due to a 29.2% increase in volume and an $11 million increase from the impact of foreign currency translation, partially offset by a 23.0% decrease in average sales price associated with our Mexico operations. The increase in sales volume was due to higher sales of our Fresh

Pork segment products through our Mexico operations and improved capacity utilization. The decrease in average sales price was largely driven by lower market prices for fresh pork and live hogs in Mexico.
Inter-segment Eliminations
•Fresh Pork. The decrease in inter-segment sales by our Fresh Pork segment was primarily attributable to lower market values for fresh pork components sold to our Packaged Meats segment.
•Hog Production. The decrease in inter-segment sales by our Hog Production segment was primarily attributable to lower live hog market prices.
First Nine Months – 2026 vs. 2025
Packaged Meats. Segment sales decreased by $39 million, or 0.6%, attributable to a 0.6% decrease in sales volume. The average sales price remained consistent year-over-year.
Fresh Pork. Segment sales decreased by $465 million, or 7.4%, driven by a 3.9% decrease in our average sales price and a 3.6% decrease in sales volume due to softer domestic consumer demand and a global oversupply of pork. The decrease in our average sales price outperformed the 7.0% decrease in the fresh pork cut-out values reported by the USDA, which averaged $0.97 per pound in the first nine months of 2026.
Hog Production. Segment sales decreased by $353 million, or 13.7%, driven by the following factors:
•A decrease of approximately $312 million in sales to Murphy Family Farms and VisionAg, primarily driven by the initial sale of commercial hog inventories in the prior year in connection with the formation of these entities.
•A decrease of approximately $25 million in grain sales to other third parties.
•A decrease in the number of market hogs sold of 110,000, or 1.3%, primarily due to the formation of Murphy Family Farms and VisionAg.
•A $16 million decrease in breeding stock sales.
These decreases were partially offset by a 1.5% increase in our average market hog sales price, inclusive of the effects of hedging, while the lean hog price index published by the CME decreased 6.3% year-over-year.
Other. Segment sales increased by $123 million, or 34.5%, primarily due to a 41.2% increase in volume and a $51 million increase from the impact of foreign currency translation, partially offset by an 18.1% decrease in average sales price associated with our Mexico operations. Sales volume increased due to higher sales of our Fresh Pork segment products through our Mexico operations and improved capacity utilization. The decrease in average sales price was largely driven by lower market prices for fresh pork and live hogs in Mexico.
Inter-segment Eliminations
•Fresh Pork. The decrease in inter-segment sales by our Fresh Pork segment was primarily attributable to lower market values for fresh pork components sold to our Packaged Meats segment, partially offset by an increase in sales volume to our Mexico operations.
•Hog Production. The decrease in inter-segment sales by our Hog Production segment was primarily attributable to lower live hog market prices.

Cost of Sales

	Three Months Ended				Nine Months Ended
	September 27, 2026	September 28, 2025	$ Change	% Change	September 27, 2026	September 28, 2025	$ Change	% Change
	(in millions)				(in millions)
Packaged Meats	$1,653	$1,770	$(118)	(6.6)%	$5,100	$5,126	$(26)	(0.5)%
Fresh Pork	1,867	2,135	(269)	(12.6)%	5,715	6,046	(332)	(5.5)%
Hog Production	649	714	(66)	(9.2)%	2,101	2,442	(340)	(13.9)%
Other	150	116	34	29.6%	455	307	148	48.4%
Unallocated	7	5	3	53.9%	24	25	—	(1.3)%
Inter-segment eliminations	(1,202)	(1,473)	271	(18.4)%	(3,761)	(4,129)	368	(8.9)%
Cost of sales	$3,124	$3,268	$(144)	(4.4)%	$9,634	$9,817	$(183)	(1.9)%
Third Quarter – 2026 vs. 2025
Packaged Meats. Cost of sales in our Packaged Meats segment decreased by $118 million, or 6.6%, driven primarily by a $143 million decrease in raw material costs resulting from a decline in raw material market prices. This decrease was partially offset by a $26 million increase in manufacturing and distribution costs primarily driven by higher fuel and freight costs and other inflationary pressures.
Fresh Pork. Cost of sales in our Fresh Pork segment decreased by $269 million, or 12.6%, driven primarily by a $275 million decrease in raw material costs resulting from lower market prices for live hogs and lower sales volume, partially offset by a $7 million increase in manufacturing costs.
Hog Production. Cost of sales in our Hog Production segment decreased by $66 million, or 9.2%, primarily due to the following factors:
•A decrease of approximately $37 million in cost of goods sold to Murphy Family Farms and VisionAg, primarily driven by the initial sale of commercial hog inventories in the prior year in connection with the formation of these entities.
•A decrease of approximately $15 million in raw material and operating costs.
•A decrease of approximately $11 million in cost of grain sold to other third parties.
•A $2 million decrease in the cost of breeding stock sales.
Other. Cost of sales in our Other segment increased by $34 million, or 29.6%, driven primarily by the following factors:
•A $17 million increase in raw material costs in our Mexico operations, primarily attributable the increase in sales volume.
•A $10 million unfavorable impact from foreign currency translation.
•A $4 million increase in manufacturing and distribution costs in our Mexico operations, primarily attributable to the increase in sales volume.
First Nine Months – 2026 vs. 2025
Packaged Meats. Cost of sales in our Packaged Meats segment decreased by $26 million, or 0.5%, driven by a $95 million decrease in raw material cost primarily attributable to lower raw material market prices, which more than offset the following factors:

•A $63 million increase in manufacturing and distribution costs primarily driven by higher fuel and freight costs and other inflationary pressures.
•The impact of $5 million in employee retention tax credits recognized in the second quarter of 2025.
Fresh Pork. Cost of sales in our Fresh Pork segment decreased by $332 million, or 5.5%, primarily due to a $351 million decrease in raw material costs driven by lower market prices for live hogs and lower sales volumes, which more than offset the following factors:
•A $17 million increase in manufacturing costs driven by inflationary pressures, partially offset by the decrease in sales volume.
•The impact of $5 million in employee retention tax credits recognized in the second quarter of 2025.
Hog Production. Cost of sales in our Hog Production segment decreased by $340 million, or 13.9%, primarily due to the following factors:
•A decrease of approximately $284 million in cost of goods sold to Murphy Family Farms and VisionAg, primarily driven by the initial sale of commercial hog inventories in the prior year in connection with the formation of these entities.
•A decrease of approximately $24 million in cost of grain sold to other third parties.
•A decrease of approximately $21 million in raw material and operating costs due in part to the decrease in market hog volume.
•An $11 million decrease in the cost of breeding stock sales.
Other. Cost of sales in our Other segments increased by $148 million, or 48.4%, driven primarily by the following factors:
•A $74 million increase in raw material costs in our Mexico operations, primarily attributable to the increase in sales volume.
•A $47 million unfavorable impact from foreign currency translation.
•A $17 million increase in manufacturing and distribution costs in our Mexico operations, primarily attributable to the increase in sales volume.
•An $11 million increase in costs in our Bioscience operations.

Selling, General and Administrative Expenses

	Three Months Ended				Nine Months Ended
	September 27, 2026	September 28, 2025	$ Change	% Change	September 27, 2026	September 28, 2025	$ Change	% Change
	(in millions)				(in millions)
Packaged Meats	$100	$95	$6	5.9%	$284	$275	$10	3.5%
Fresh Pork	37	40	(3)	(7.2)%	116	125	(9)	(7.3)%
Hog Production	8	10	(2)	(18.3)%	27	31	(4)	(12.1)%
Other	6	5	1	14.0%	19	17	2	9.3%
Corporate expenses	25	24	2	6.6%	78	79	(1)	(0.8)%
Unallocated	17	5	12	248.0%	39	116	(77)	(66.1)%
Selling, general and administrative expenses	$193	$178	$16	8.8%	$564	$643	$(79)	(12.3)%
Third Quarter – 2026 vs. 2025
SG&A increased by $16 million, or 8.8%, driven primarily by the following factors, which were partially offset by a $14 million decrease in variable compensation accruals driven by lower earnings:
•Litigation-related charges totaling $13 million were recorded in the third quarter of 2026, which were not allocated to our operating segments.
•A $9 million increase in marketing and advertising expenses primarily recognized in the Packaged Meats segment.
•A $3 million increase in stock-based compensation.
First Nine Months – 2026 vs. 2025
SG&A decreased by $79 million, or 12.3%, driven primarily by the following factors:
•Litigation-related charges totaling $13 million were recorded in the first nine months of 2026 compared to $80 million in the first nine months of 2025, which were not allocated to our operating segments.
•A $15 million decrease in variable compensation accruals driven by lower earnings.
•A $7 million reduction in foreign exchange losses, which are not allocated to our operating segments.
•A $5 million reduction in losses on the sale of receivables due to the termination of the Monetization Facility (as defined below under Liquidity and Capital Resources—Credit Facilities), which are not allocated to our operating segments.
•A $5 million reduction in Pension Benefit Guaranty Corporation fees, which are not allocated to our operating segments.
•Continued focus on cost reduction and disciplined spending across the entire business.
These decreases were partially offset by the following factors:
•A $17 million increase in marketing and advertising expenses primarily recognized in the Packaged Meats segment.
•A $7 million increase in stock-based compensation.

Operating Gains
The following table provides details of operating gains.

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(in millions)
Gains on disposal of assets (1)	$(7)	$(1)	$(9)	$(4)
Insurance recoveries (2)	—	(2)	—	(37)
Other operating gains (3)	(1)	(6)	(2)	(7)
Operating gains	$(7)	$(9)	$(11)	$(48)
________________
(1)The third quarter and first nine months of 2026 include gains recognized in connection with the lease of hog production farms to contract growers for Murphy Family Farms, which were accounted for as sales-type leases. Upon commencement of the leases, the underlying farm assets were derecognized from property, plant and equipment, and the resulting gains were recognized.
(2)The first nine months of 2025 includes a gain related to the settlement of a claim against an insurance carrier for losses incurred in connection with past litigation and a gain recognized in the first quarter of 2025 in connection with a settlement of an insurance claim associated with property damage.
(3)The third quarter and first nine months of 2025 include a $6 million gain related to the settlement of a commercial dispute.
Non-Operating (Gains) Losses
The following table provides details of non-operating (gains) losses.

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(in millions)
(Gains) losses on assets held in rabbi trusts (1)	$3	$(23)	$(10)	$(29)
Net pension and postretirement benefits cost (2)	—	4	1	13
Other non-operating gains	(2)	—	(6)	—
Non-operating (gains) losses	$1	$(19)	$(15)	$(17)
________________
(1)Assets held in rabbi trusts are used to fund nonqualified defined benefit pension and deferred compensation plans. The third quarter and first nine months of 2025 include a $17 million gain for a one-time benefit on company-owned life insurance policies.
(2)Includes the components of net pension and postretirement benefits cost other than service cost, which is included in operating profit. These components consist of interest cost, expected return on plan assets, amortization of actuarial gains/losses and prior service costs/credits, and curtailment gains.
Interest Expense, Net
Interest expense, net decreased by $5 million, or 47.1%, and $11 million, or 33.3%, for the third quarter and first nine months of 2026, respectively, due to higher levels of cash and cash equivalents earning interest in the current year.
Income Tax Expense
Income tax expense decreased year-over-year by $41 million, or 57.9%, for the third quarter and $39 million, or 19.3%, for the first nine months primarily due to lower earnings year-over-year. Our effective tax rate increased to 24.8% for the third quarter of 2026 from 22.2% for the same period in 2025 primarily due to tax settlements recognized in the third quarter of 2026, partially offset by a favorable adjustment resulting from the completion of our prior-year tax return. Our effective tax rate decreased to 22.2% for the first nine months of 2026 from 23.4% for the first nine months of 2025, primarily due to changes in the amount of deductible compensation for certain officers and the favorable adjustment resulting from the completion of our prior-year tax return recognized in the third quarter of 2026.
Liquidity and Capital Resources
Our sources of liquidity include cash and cash equivalents on hand together with availability under our committed revolving credit facilities. As of September 27, 2026, we had $3,481 million of available liquidity consisting of $1,178 million in cash and cash equivalents and $2,303 million of availability under our committed credit facilities. We believe that our current liquidity position is strong and that our cash flows from operations and availability under our credit facilities will be sufficient to meet our working capital needs and financial obligations and commitments for at least the next twelve months.
Credit Facilities

	September 27, 2026
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
Accounts Receivable Securitization Facility
We maintain a $225 million accounts receivable securitization facility (“Securitization Facility”), which matures in November 2027. As part of the Securitization Facility, certain accounts receivable of our major domestic meat processing subsidiaries are sold to a wholly-owned “bankruptcy remote” special purpose vehicle (“SPV”). The SPV pledges all such accounts receivable as security for loans made and letters of credit issued by participating lenders under the Securitization Facility. The SPV is included in our condensed consolidated financial statements and therefore the accounts receivable owned by it are included in our condensed consolidated balance sheets. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent. As of September 27, 2026, the SPV held $604 million of accounts receivable. We must maintain certain ratios related to the collection of our receivables as a condition of the

Securitization Facility agreement. As of September 27, 2026, we had $22 million in letters of credit issued under the Securitization Facility. None of the letters of credit were drawn upon.
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
Debt Refinancing
On October 14, 2026, we entered into a $600 million senior unsecured delayed draw term loan facility (“Term Loan”). The Term Loan bears interest at a variable rate based on the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin and matures three years from the funding date, which will occur prior to December 23, 2026. The Term Loan’s financial covenants are consistent with our existing Senior Revolving Credit Facility. We will use the proceeds from the Term Loan to repurchase the outstanding $600 million aggregate principal amount of our senior unsecured notes due February 2027. In connection with entering into the Term Loan, we incurred approximately $1 million of debt issuance costs, which will be amortized into interest expense over the three-year term of the Term Loan upon funding the loan.
Cash Flows From Operating Activities

	Nine Months Ended
	September 27, 2026	September 28, 2025
	(in millions)
Cash flows from operating activities:
Net income	$579	$667
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	255	248
Change in accounts receivable	6	(490)
Change in inventories	(193)	(34)
Change in prepaid expenses and other current assets	(60)	(36)
Change in accounts payable	(208)	(172)
Change in accrued expenses and other current liabilities	9	(62)
Other	(23)	—
Net cash flows from operating activities	$365	$121
The increase in net cash flows from operating activities year-over-year was primarily driven by changes in working capital, partially offset by lower earnings. The following describes the significant changes in working capital:
•Accounts receivable. Accounts receivable increased in the first nine months of 2025 primarily driven by the termination of our Monetization Facility in July 2025 and the initial sale of inventories to Murphy Family Farms and VisionAg.
•Inventories. Inventories increased in both periods, primarily due to higher meat inventories resulting from a seasonal build-up ahead of the holiday season, with the increase being more significant in the prior year. These increases were partially offset by lower feed inventories in both periods, reflecting the normal consumption of grain purchased during the prior-year harvest. The year-over-year change was primarily driven by lower hog inventories in 2025 following the sale of commercial hog inventories to Murphy Family Farms and VisionAg.

•Prepaid expenses and other current assets. Prepaid expenses and other current assets increased in both periods primarily due to higher income tax receivables with a larger increase in the current year. Income tax receivables increased in the current year primarily due to adjustments related to the completion of the prior-year federal tax return and lower current-year earnings, whereas the increase in the comparable prior-year period was primarily attributable to the impact of the One Big Beautiful Bill. The year-over-year change was also affected by fluctuations in derivative-related balances. In both periods, these increases were partially offset by decreases in prepaid deposits associated with advance grain purchases for our Mexico operations.
•Accounts payable. Accounts payable decreased in both periods mainly due to the seasonal deferral of payments for hog and grain purchases made in the fourth quarter each year. Payments to certain farmers for these purchases are deferred until the first quarter of the following year. These deferred payments were higher in the first nine months of 2026 compared to the first nine months of 2025.
•Accrued expenses and other current liabilities. Accrued expenses and other current liabilities decrease seasonally in the first quarter each year due to payout of variable compensation earned in prior years. The year-over-year variance was mainly attributable to decreases in trade accruals, obligations to banks in connection with the Monetization Facility and other payroll-related accruals.
Cash Flows From Investing Activities

	Nine Months Ended
	September 27, 2026	September 28, 2025
	(in millions)
Cash flows from investing activities:
Capital expenditures	$(281)	$(246)
Investments in debt securities	(85)	—
Net expenditures from breeding stock transactions	(24)	(9)
Investments in partnerships and other assets	(1)	(10)
Cash receipts on notes receivable	39	14
Other	11	12
Net cash flows used in investing activities	$(342)	$(239)
The following items explain the significant investing activities:
•Capital expenditures. Capital expenditures for both periods consisted primarily of various plant automation and improvement projects. The first nine months of 2026 also includes $37 million for the purchase of land for our proposed Sioux Falls facility.
•Investments in debt securities. Investments in debt securities consists of cash paid for U.S. Treasury bills.
•Investments in partnerships and other assets. Investments in partnerships and other assets includes capital contributions totaling $7 million to a biogas joint venture in the first nine months of 2025.
•Cash receipts on notes receivable. Cash receipts on notes receivable consists of cash received primarily related to sales of breeding stock and related assets to Murphy Family Farms and VisionAg, which we financed through interest bearing notes.

Cash Flows From Financing Activities

	Nine Months Ended
	September 27, 2026	September 28, 2025
	(in millions)
Cash flows from financing activities:
Payment of dividends	$(384)	$(297)
Net proceeds from issuance of common stock	—	236
Other	(1)	(3)
Net cash flows used in financing activities	$(386)	$(64)
The following items explain the significant financing activities:
•Payment of dividends. We paid $15 million and $1 million of dividends to the noncontrolling interest holder of our consolidated subsidiary, Granjas Carroll de Mexico, S. de R.L. de C.V., (commonly known as “Altosano”) in the first nine months of 2026 and 2025, respectively, and the remainder was paid to our shareholders.
•Net proceeds from issuance of common stock. In the first quarter of 2025, we received net proceeds from our IPO of $236 million after deducting underwriting discounts, commissions and fees.
Other Anticipated or Potential Cash Requirements
Capital Expenditures
The Company remains in a strong financial position due to its robust cash flows, liquidity, and solid balance sheet. Capital expenditures are expected to range from $350 million to $375 million in 2026, inclusive of profit improvement projects, such as packaged meats capacity expansion and automation, as well as repairs and maintenance, but exclusive of investments in our proposed processing facility in Sioux Falls.
If approved by our board of directors and completed on the expected schedule, we estimate that our investment in a new fresh pork and packaged meats processing facility in Sioux Falls, South Dakota will be up to $1.3 billion over the construction period.
Dividends
On April 21, 2026, May 28, 2026 and August 27, 2026, we paid dividends of $0.3125 per share to shareholders. We anticipate a remaining quarterly dividend for fiscal year 2026 of $0.3125 per share, resulting in an annual dividend rate of $1.25 per share. The declaration of dividends is subject to the discretion of our Board and depends on various factors, including our net income, financial condition, cash requirements, business prospects, and other factors that our Board deems relevant to its analysis and decision making.
Altosano Redeemable Noncontrolling Interest
The noncontrolling interest (“NCI”) holders in Granjas Carroll de Mexico, S. de R.L. de C.V. (commonly known as “Altosano”) currently have the right to exercise a put option that would obligate us to redeem 40% of their interest. After December 31, 2027 the NCI holders in Altosano have the right to exercise a put option for the remainder of their interest. The redemption value for the NCI is fair value. As of September 27, 2026, the value of the NCI on our condensed consolidated balance sheet was $272 million.

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
Risk Management Activities
We are exposed to market risks primarily from changes in commodity prices, and to a lesser degree, interest rates and foreign exchange rates. To mitigate these risks, we utilize derivative instruments to hedge our exposure to changing prices and rates, as more fully described in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” and “Note 10: Derivative Financial Instruments” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

	Three Months Ended		Nine Months Ended		Affected Income Statement Account
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(in millions, except per share data)
Net income attributable to Smithfield	$89	$248	$574	$660
Litigation charges	12	—	12	73	SG&A
Plant closures (1)	5	—	11	2	Cost of sales
Reduction in workforce and optimization (2)	3	—	8	6	SG&A
Reduction in workforce and optimization (2)	—	—	—	2	Cost of sales
Incremental costs from destruction of property (3)	1	—	4	—	Cost of sales
Office closures (4)	1	—	2	4	SG&A
Hog Production Reform (5)	—	1	—	3	Cost of sales
Hog Production Reform (6)	(4)	—	(5)	(1)	Operating gains
Employee retention tax credits (7)	—	—	—	(10)	Cost of sales
Insurance recoveries (8)	—	(2)	—	(36)	Operating gains
Company-owned life insurance gain (9)	—	(17)	—	(17)	Non-operating gains
Other	1	—	2	—	SG&A
Income tax effect of non-GAAP adjustments (10)	(5)	—	(9)	(11)	Income tax expense
Adjusted net income attributable to Smithfield	$103	$230	$599	$674

Net income attributable to Smithfield per diluted common share	$0.23	$0.63	$1.45	$1.68
Adjusted net income attributable to Smithfield per diluted common share	$0.26	$0.58	$1.52	$1.72
________________
(1)Consists primarily of accelerated depreciation and amortization charges, retention and severance costs and other incremental costs associated with our decision to exit our leased Springfield, Massachusetts dry sausage production facility.
(2)Consists of employee termination benefits and restructuring costs associated with workforce reduction and administrative process optimization initiatives. Total severance costs round up to $9 million for the first nine months of 2025.
(3)Consists primarily of incremental costs from the destruction of property in connection with a fire at a sow farm in Laverne, Oklahoma.
(4)Consists of employee termination benefit costs and other closure costs associated with the planned closure of our satellite offices in Lisle, Illinois and Kansas City, Missouri.
(5)Consists of contract termination costs, loss on asset disposals, employee termination benefits, accelerated depreciation charges and other exit costs associated with our Hog Production Reform initiative.
(6)Consists of gains recognized in connection with the lease of hog production farms to contract growers for Murphy Family Farms.
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
(10)Represents the tax effects of the non-GAAP adjustments based on a statutory tax rate of 25.7%.
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
The following table provides a reconciliation of net income to EBITDA and adjusted EBITDA. EBITDA, adjusted EBITDA and adjusted EBITDA margin are non-GAAP measures. We believe EBITDA is a useful measure to our stakeholders because it excludes the effects of financing and investing activities by eliminating interest and depreciation costs to provide a comparable year-over-year analysis. We believe adjusted EBITDA is a useful measure as it excludes the effect of non-operating gains and losses and other items that are unusual in nature, infrequent in occurrence or otherwise stem from strategic decisions to restructure our operations. We believe adjusted EBITDA margin is a useful measure as it evaluates overall operating performance, ability to pursue and service possible debt opportunities and possible future investment opportunities. We believe these non-GAAP measures provide a more comparable year-over-year analysis. Although these non-GAAP measures are frequently used by investors and securities analysts in their evaluations of companies, they have limitations as analytical tools. As such, EBITDA, adjusted EBITDA and adjusted EBITDA margin are not intended to be alternatives to net income or any other performance measures derived in accordance with GAAP and should not be used by investors or other users of our financial statements in isolation for formulating decisions as they exclude a number of important cash and non-cash charges.

	Three Months Ended		Nine Months Ended		Twelve Months Ended		Affected Income Statement Account
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025	September 27, 2026	December 28, 2025
	(in millions, except percentages)
Net income	$91	$252	$579	$667	$910	$998
Interest expense, net	6	11	22	33	30	41
Income tax expense	30	71	165	205	243	283
Depreciation and amortization	86	82	255	248	339	332
EBITDA	$212	$416	$1,021	$1,152	$1,523	$1,654
Litigation charges	12	—	12	73	12	73	SG&A
Reduction in workforce and optimization (1)	3	—	8	6	11	9	SG&A
Reduction in workforce and optimization (1)	—	—	—	2	—	2	Cost of sales
Incremental costs from destruction of property (2)	1	—	4	—	4	—	Cost of sales
Plant closures (3)	2	—	3	1	3	1	Cost of sales
Office closures (4)	1	—	2	4	2	4	SG&A
Hog Production Reform (5)	—	1	—	2	1	3	Cost of sales
Hog Production Reform (6)	(4)	—	(5)	(1)	(8)	(4)	Operating gains
Employee retention tax credits (7)	—	—	—	(10)	—	(10)	Cost of sales
Insurance recoveries (8)	—	(2)	—	(36)	—	(36)	Operating gains
Company-owned life insurance gain (9)	—	(17)	—	(17)	—	(17)	Non-operating gains
Other	1	—	2	—	2	—	SG&A
Adjusted EBITDA	$227	$398	$1,047	$1,175	$1,549	$1,677

Net income margin	2.6%	6.7%	5.3%	5.9%	6.0%	6.4%
Adjusted EBITDA margin	6.6%	10.6%	9.6%	10.4%	10.2%	10.8%
________________
(1)Consists of employee termination benefits and restructuring costs associated with workforce reduction and administrative process optimization initiatives. Total severance costs round up to $9 million and $12 million for the nine months ended September 28, 2025 and fiscal year 2025, respectively.
(2)Consists primarily of incremental costs from the destruction of property in connection with a fire at a sow farm in Laverne, Oklahoma.
(3)Consists primarily of retention and severance costs and other incremental costs associated with our decision to exit our leased Springfield, Massachusetts dry sausage production facility. Excludes accelerated depreciation and amortization charges as such amounts are included in the depreciation and amortization line in this table.
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
(6)The third quarter and first nine months of 2026 consist of gains recognized in connection with the lease of hog production farms to contract growers for Murphy Family Farms. Fiscal year 2025 and twelve months ended September 27, 2026 include a $3 million gain on the sale of certain of our hog farms in Missouri.
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

	Twelve Months Ended
	September 27, 2026	December 28, 2025
	(in millions, except ratios)
Current portion of long-term debt and finance lease obligations	$602	$3
Long-term debt and finance lease obligations	1,402	2,000
Total debt and finance lease obligations	2,004	2,003
Cash and cash equivalents	(1,178)	(1,539)
Net debt	$827	$464

Net income	$910	$998
Adjusted EBITDA	$1,549	$1,677

Ratio of total debt and finance lease obligations to net income	2.2x	2.0x
Ratio of net debt to adjusted EBITDA	0.5x	0.3x
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

Three Months Ended September 27, 2026	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Consolidated
	(in millions, except percentages)
Operating profit (loss)	$230	$(89)	$34	$(5)	$(25)	$(18)	$127
Litigation charges	—	—	—	—	—	12	12
Plant closures (4)	—	—	—	—	—	5	5
Reduction in workforce and optimization (5)	—	—	—	—	—	3	3
Incremental costs from destruction of property	—	—	—	—	—	1	1
Office closures	—	—	—	—	—	1	1
Hog Production Reform (6)	—	—	—	—	—	(4)	(4)
Other	—	—	—	—	—	1	1
Adjusted operating profit (loss)	$230	$(89)	$34	$(5)	$(25)	$—	$145

Operating profit (loss) margin	11.6%	(4.9)%	5.0%	(3.3)%	NM	NM	3.7%
Adjusted operating profit (loss) margin	11.6%	(4.9)%	5.0%	(3.3)%	NM	NM	4.2%

Three Months Ended September 28, 2025	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Consolidated
	(in millions, except percentages)
Operating profit (loss)	$226	$10	$89	$10	$(24)	$(1)	$310
Hog Production Reform	—	—	—	—	—	1	1
Insurance recoveries	—	—	—	—	—	(2)	(2)
Adjusted operating profit (loss)	$226	$10	$89	$10	$(24)	$(1)	$310

Operating profit margin	10.8%	0.5%	10.9%	7.7%	NM	NM	8.3%
Adjusted operating profit margin	10.8%	0.5%	10.9%	7.7%	NM	NM	8.3%
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
(4)Consists primarily of accelerated depreciation and amortization charges, retention and severance costs and other incremental costs associated with our decision to exit our leased Springfield, Massachusetts dry sausage production facility.
(5)Consists of employee termination benefits and restructuring costs associated with workforce reduction and administrative process optimization initiatives.
(6)Consists of gains recognized in connection with the lease of hog production farms to contract growers for Murphy Family Farms.

Nine Months Ended September 27, 2026	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Consolidated
	(in millions, except percentages)
Operating profit (loss)	$770	$3	$103	$4	$(78)	$(52)	$750
Litigation charges	—	—	—	—	—	12	12
Plant closures (4)	—	—	—	—	—	11	11
Reduction in workforce and optimization (5)	—	—	—	—	—	8	8
Incremental costs from destruction of property (6)	—	—	—	—	—	4	4
Office closures	—	—	—	—	—	2	2
Hog Production Reform (7)	—	—	—	—	—	(5)	(5)
Other	—	—	—	—	—	2	2
Adjusted operating profit (loss)	$770	$3	$103	$4	$(78)	$(19)	$783

Operating profit margin	12.5%	0.1%	4.6%	0.9%	NM	NM	6.9%
Adjusted operating profit margin	12.5%	0.1%	4.6%	0.9%	NM	NM	7.2%

Nine Months Ended September 28, 2025	Packaged Meats	Fresh Pork	Hog Production	Other (1)	Corporate (2)	Unallocated (3)	Consolidated
	(in millions, except percentages)
Operating profit (loss)	$792	$127	$112	$32	$(79)	$(92)	$892
Litigation charges	—	—	—	—	—	73	73
Reduction in workforce and optimization (5)	—	—	—	—	—	9	9
Office closures (8)	—	—	—	—	—	4	4
Plant closures	—	—	—	—	—	2	2
Hog Production Reform	—	—	—	—	—	2	2
Employee retention tax credits (9)	(5)	(5)	—	—	—	—	(10)
Insurance recoveries (10)	—	—	—	—	—	(36)	(36)
Adjusted operating profit (loss)	$787	$122	$112	$32	$(79)	$(40)	$934

Operating profit margin	12.8%	2.0%	4.3%	8.9%	NM	NM	7.9%
Adjusted operating profit margin	12.7%	1.9%	4.3%	8.9%	NM	NM	8.3%
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
(4)Consists primarily of accelerated depreciation and amortization charges, retention and severance costs and other incremental costs associated with our decision to exit our leased Springfield, Massachusetts dry sausage production facility.
(5)Consists of employee termination benefits and restructuring costs associated with workforce reduction and administrative process optimization initiatives.
(6)Consists primarily of incremental costs from the destruction of property in connection with a fire at a sow farm in Laverne, Oklahoma.
(7)Consists of gains recognized in connection with the lease of hog production farms to contract growers for Murphy Family Farms.

(8)Consists of employee termination benefit costs and other closure costs associated with the planned closure of our satellite offices in Lisle, Illinois and Kansas City, Missouri.
(9)Represents the recognition of employee retention tax credits received under the CARES Act.
(10)Consists of gains recognized in connection with settlements of insurance claims associated with past litigation and property damage.
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

	September 27, 2026	December 28, 2025
	(in millions)
Grains	$22	3
Energy	1	1
Livestock (1)	(19)	$21
__________________
(1)Negative amount represents net liabilities

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

	September 27, 2026	December 28, 2025
	(in millions)
Livestock	$18	$46
Grains	3	—
Energy	1	1
Foreign Currency	4	3

Interest Rate Risk
The following table presents the fair values and carrying values of our fixed-rate debt.

	September 27, 2026		December 28, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Total debt	$1,866	$1,989	$1,909	$1,986
We determine the fair value of fixed-rate debt using Level 2 inputs based on quoted market prices. The carrying amount of all other debt approximates fair value as those instruments are based on variable interest rates.
Changes in interest rates impact the fair value of our fixed-rate debt. A hypothetical 10% change in interest rates would impact the fair value of our fixed-rate debt by $27 million and $28 million as of September 27, 2026 and December 28, 2025, respectively.
We periodically enter into interest rate swaps to hedge our exposure to changes in interest rates on certain financial instruments and to manage the overall mix of fixed rate and floating rate debt instruments. There were no interest rate swaps outstanding as of September 27, 2026 and December 28, 2025.
Foreign Currency Exchange Risk
Our revenues are primarily generated from transactions denominated in U.S. dollars. However, we also generate revenues from transactions denominated in Japanese yen, Canadian dollars and Australian dollars, among others. We employ foreign currency exchange forward contracts to manage the exposure to foreign currency exchange risk. The fair values of foreign currency exchange forward contracts as of September 27, 2026 and December 28, 2025 were not material.
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
Changes in Internal Control Over Financial Reporting
During the third quarter of 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information required by this Item 1 is included in “Note 19: Regulation and Contingencies” to the condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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
ITEM 5. OTHER INFORMATION
(1) Disclosure in Lieu of Reporting on a Current Report on Form 8-K.
None.
(2) Insider Trading Arrangements and Policies.
During the third quarter of 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as the terms are defined in Item 408(a) of Regulation S-K.
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
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended September 27, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

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
SMITHFIELD FOODS, INC.
/s/ Mark L. Hall          October 27, 2026
Mark L. Hall
Chief Financial Officer

/s/ R. Allen Brobst, Jr.          October 27, 2026
R. Allen Brobst, Jr.
Chief Accounting Officer